Form 10-K
period 2007-12-31
GreenHaven Continuous Commodity Index Fund
filed 2008-03-27
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33909

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Exact name of registrant as specified in its charter)

Delaware	26-0151234
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

c/o GreenHaven Commodity Services, LLC
3340 Peachtree Rd, Suite 1910
Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 239-7942
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑
State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter.
$ none
Number of Common Units of Beneficial Interest outstanding as of December 31, 2007: none.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Prospectus filed by the registrant on January 14, 2008 as supplemented on January 18, January 23, and February 20, 2008 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-138424) are incorporated by reference into Part I of this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”, and our other Securities and Exchange Commission (“SEC”) filings.

PART I
ITEM 1. BUSINESS
Organization
The Greenhaven Continuous Commodity Index Fund, or the Fund, was formed as a Delaware statutory trust on October 27, 2006. The Fund issues common units of beneficial interest, or Shares, which represent units of fractional undivided beneficial interest in and ownership of the Fund. The term of the Fund is perpetual (unless terminated earlier in certain circumstances).  The Greenhaven Continuous Commodity Index Master Fund, or the Master Fund, was formed as a Delaware statutory trust on October 27, 2006. The Master Fund issues common units of beneficial interest, or Master Fund Units, which represent units of fractional undivided beneficial interest in and ownership of the Master Fund. The term of the Master Fund is perpetual (unless terminated earlier in certain circumstances).  The principal offices of the Fund and the Master Fund are located at c/o Greenhaven Commodity Services LLC, 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326, and its telephone number is (404) 239-7942.
The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund will hold no investment assets other than Master Fund Units. The Master Fund is wholly-owned by the Fund and the Managing Owner. Each Share issued by the Fund will correlate with a Master Fund Unit issued by the Master Fund and held by the Fund.  Under the Trust Declaration of the Fund and the Master Fund, CSC Trust Company of Delaware, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner certain of the power and authority to manage the business and affairs of the Fund and the Master Fund and has duties and liabilities to the Fund and the Master Fund.
Fund Investment Overview
Reuters America LLC is the owner, publisher, and custodian of the Continuous Commodity Total Return Index -Total Return (CCI-TR or Index) which represents a total return version of the underlying commodities of the ninth revision (as of 1995-2005) of the original Commodity Research Bureau (CRB) Index. The CCI-TR is not the CRB Index. The Index is widely viewed as a broad measure of overall commodity price trends because of the diverse nature of the Index’s constituent commodities. The Index is calculated to produce an unweighted geometric mean of the individual commodity price relatives, i.e., a ratio of the current price to the base year average price. The base year of the Continuous Commodity Index (CCI) is 1967 with a starting value of 100. The base year for the CCI-TR is 1982, with a starting value of 100.  The Continuous Commodity Index is not the Reuters/Jeffries CRB Index (the “CRB Index”). The Continuous Commodity Index continued to be calculated using the ninth revision formula; the ninth revision is not the most recent revision of the CRB Index. In 2005, the CRB Index was revised for a tenth time, and is currently known as the Reuters/Jeffries CRB Index.
The Funds are based on a total return version of the underlying commodities of the Continuous Commodity Index. The Continuous Commodity Index, both as it existed in 1995-2005 and in its current form as a basis for Fund performance, is materially different from the current CRB Index.
The CCI-TR is calculated to offer investors a representation of the investable returns that an investor should expect to receive by attempting to replicate the CCI index by buying the respective commodity futures and collateralizing their investment with United States Government securities, (i.e., 90 day T-Bills). The CCI-TR takes into account the economics of rolling listed commodity futures forward to avoid delivery and maintain exposure in liquid contracts. The Index is notionally composed of commodity futures contracts on physical commodities. Unlike equities, which typically entitle the holder to a continuing stake in a corporation, commodity futures contracts normally specify a certain date for the delivery of the underlying physical commodity. In order to avoid the delivery process and maintain a long futures position, contracts nearing a delivery date must be sold and contracts that have not yet reached delivery must be purchased. This process is known as “rolling” a futures position. An index, such as the CCI-TR, is commonly known as a “rolling index” because it replaces futures contracts as they approach maturity by notionally selling and purchasing off-setting contracts to avoid delivery and maintain exposure in liquid contracts.

The CCI-TR is an equal weight commodity index. By its very structure an evenly-weighted index will provide broader exposure than one that is not evenly-weighted. To the extent that an index is over-weighted in a particular commodity class, such as energy, that index will reflect the energy sector more than it will the broad commodity universe. The table below indicates the constituent commodities, the allowed contracts, their index weighting and the sector weighting within the Index.

Commodity Allowed	Contracts	Exchanges*	Index Weight	Sector Weight
Crude Oil	All 12 calendar months	NYMEX	5.88%	Energy 17.64%
Heating Oil	All 12 calendar months	NYMEX	5.88%
Natural Gas	All 12 calendar months	NYMEX	5.88%

Corn	Mar, May, Jul, Sep, Dec	CBOT	5.88%	Grains 17.64%
Wheat	Mar, May, Jul, Sep, Dec	CBOT	5.88%
Soybeans	Jan, Mar, May, Jul, Aug, Nov	CBOT	5.88%

Live Cattle	Feb, Apr, Jun, Aug, Oct, Dec	CME	5.88%	Livestock 11.76%
Lean Hogs	Feb, Apr, Jun, Jul, Aug, Oct, Dec	CME	5.88%

Sugar	March, May, July, October	NYBOT	5.88%	Softs 29.40%
Cotton	March, May, July, December	NYBOT	5.88%
Coffee	Mar, May, Jul, Sep, Dec	NYBOT	5.88%
Cocoa	Mar, May, Jul, Sep, Dec	NYBOT	5.88%
Orange Juice	Jan, Mar, May, Jul, Sep, Nov	NYBOT	5.88%

Gold	Feb, Apr, Jun, Aug,Dec	NYMEX	5.88%	Metals 23.52%
Silver	Mar, May, Jul, Sep, Dec	NYMEX	5.88%
Platinum	Jan, Apr, Jul, Oct	NYMEX	5.88%
Copper	Mar, May, Jul ,Sep, Dec	NYMEX	5.88%

*	This column of the chart refers to the exchanges in which the standard futures contracts trade. The column is not intended to be an exhaustive list of all the exchanges in which a standard futures contract is traded, including foreign exchanges. Each of the constituent commodities may trade as standard futures contracts on other exchanges, including foreign exchanges; however, the Master Fund will not engage in the purchase or sale of any standard constituent commodity traded on a foreign exchange. The Fund and the Master Fund will not engage in the purchase of any forward, swap or other non-exchange traded instruments. The total return version of the CCI index is calculated by Reuters America LLC. It is calculated to offer investors a fair representation of the returns that would be realized by an investment in the underlying commodities that are included in the CCI index on a fully collateralized basis.
Values of the underlying Index are computed by Reuters America, LLC, and disseminated by the AMEX every fifteen (15) seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized – including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.
Calculating Total Return
Reuters America LLC is the owner, custodian, and calculating agent for the CCI-TR. The CCI-TR is calculated using the following three variables:
1. The CCI cash index and its daily return; The CCI is a geometric average of 17 commodities multiplied by a constant factor. The index is calculated by first, averaging the prices of the valid contract months for each day for each included commodity. The average prices of all commodities are then multiplied and the seventeenth root of the number is taken as the raw index value. This raw index value is multiplied by 0.8486, which is the adjustment factor necessitated by the index’s July 20, 1987 change over from 26 commodities to 21 commodities. The resulting value is divided by 30.7766, which is the 1967 base year average for these 17 commodities. Finally, this result is multiplied by 100 in order to convert the index into percentage terms.
CCI = {Geometric Average (PRICES) /30.7766} x 0.8486 x 100
2. The second Friday in January, February, April, June, August, and November are the roll dates for the CCI Total Return Index. On these dates, two sets of prices are considered – one from the window of the expiring month contract and another from the next contract month window. The ratio of the two index values is the roll ratio. Each index value in the subsequent contract month is multiplied by the value of the ratio. The roll ratio is determined on the roll date and then is multiplied to each of the index value for that contract month. The index treated by multiplying the CCI with the roll ratio is called the CCI – Roll Return Index or CCI Continuous Contract Index. Roll Ratio = Index Value (nearby month)/Index value (deferred Month), on the date.
3. The CCI Total Return Index has a starting value of 100 on January 1st 1982. This index is compounded daily by multiplying the previous day value with the change in the CCI Index on that day and the 90 day T-Bill yield for a single day. On Mondays, the T-Bill yield for 3 days is used because of the interest earned by the collateral over the Weekend. i.e CCI Total Return Index = 100 x (1+ Continuous Daily Return + T-Bill return for one day), beginning January 1, 1982 ii. Continuous Daily return = {CCI Continuous Contract Index / CCI Continuous Contract Indext-1} – 1 iii. T-Bill return for one day = {[1/(1-(91/360) x T-Bill Rate t-1)]^(l/91)}-1
Daily Range
The CCI high and low will be the highest and lowest quoted CCI value each day. Since prices may change during any given interval, the CCI may miss the actual or theoretical high or low for the day. Actual high and low are defined as the highest and lowest possible CCI value given all prices arrive in real time and the CCI is recalculated for each new price. Theoretical high and low are defined as the CCI value obtained by calculating the CCI from the daily high and low for each CCI-TR eligible contract.
Eligible Contracts

Commodity	Allowed Contracts
Crude Oil	All 12 calendar months
Heating Oil	All 12 calendar months
Natural Gas	All 12 calendar months
Corn	March, May, July, September, December
Wheat	March, May, July, September, December
Soybeans	January, March, May, July, August, November
Live Cattle	February, April, June, August, October, December
Lean Hogs	February, April, June, July, August, October, December
Sugar	March, May, July, October
Cotton	March, May, July, December
Coffee	March, May, July September, December
Cocoa	March, May, July September, December
Orange Juice	January, March, May, July, September, November
Gold	February, April, June, August, December
Silver	March, May, July September, December
Platinum	January, April, July, October
Copper	March, May, July September, December
CCI-TR Eligible — Those contracts which are allowed for the commodity and expire up through 6 calendar months from the next roll date, set as the 2nd Friday of January, February, April, June, August, and November except that there shall be a minimum of two contract months for each commodity (add contracts beyond the six month window, if necessary). Furthermore, there shall be a maximum of five contract months for each commodity (drop the most deferred contracts to remain at five, if necessary).

Interruption of Index Calculation
Calculation of the Index may not be possible or feasible under certain events or circumstances, including, without limitation, a systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance, that is beyond the reasonable control of Reuters or the Managing Owner. Additionally, calculation of the Index may also be disrupted by an event that would require Reuters to calculate the closing price in respect of the relevant commodity on an alternative basis.
INVESTMENT OBJECTIVE
The investment objective of the Fund and the Master Fund is to reflect the performance of the Index, over time, less the expenses of the operations of the Fund and the Master Fund. The Fund will pursue its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund will pursue its investment objective by investing in a portfolio of exchange-traded futures on the commodities comprising the Index, or the Index Commodities. The Master Fund will hold a portfolio of futures contracts on the Index Commodities as well as cash and United States Treasury securities for deposit with the Master Fund’s Commodity Broker as margin and other high credit quality short-term fixed income securities. The Master Fund’s portfolio is traded with a view to reflecting the performance of the Index over time, whether the Index is rising, falling or flat over any particular period. The Master Fund is not “managed” by traditional methods, which typically involve effecting changes in the composition of the Master Fund’s portfolio on the basis of judgments relating to economic, financial and market considerations with a view to obtaining positive results under all market conditions. To maintain the correspondence between the composition and weightings of the Index Commodities comprising the Index, the Managing Owner may adjust the Portfolio on a daily basis to conform to periodic changes in the identity and/or relative weighting of the Index Commodities. The Managing Owner aggregates certain of the adjustments and makes changes to the portfolio in the case of significant changes to the Index.
There can be no assurance that the Fund or the Master Fund will achieve its investment objective or avoid substantial losses. The Master Fund has not commenced trading and does not have any performance history. The value of the Shares is expected to fluctuate generally in relation to changes in the value of the Master Fund Units.
The Trustee
CSC Trust Company of Delaware, or the Trustee, is the sole trustee of the Fund and the Master Fund. The Trustee delegated to the Managing Owner certain of the power and authority to manage the business and affairs of the Fund and the Master Fund and has duties and liabilities to the Fund and the Master Fund.
The Managing Owner
Greenhaven Commodity Services LLC, a Delaware limited liability company, will serve as Managing Owner of the Fund and the Master Fund. The Managing Owner was formed on October 18, 2006. Neither the Managing Owner nor any of its trading principals has ever before operated a commodity pool prior to the commencement of trading in the Index Fund and Master Fund on January 24, 2008. The Managing Owner will serve as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund.
The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the NFA. As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner is required to comply with various regulatory requirements under the Commodity Exchange Act and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA. The Shares are not deposits or other obligations of the Managing Owner, the Trustee or any of their respective subsidiaries or affiliates or any other bank, are not guaranteed by the Managing Owner, the Trustee or any of their respective subsidiaries or affiliates or any other bank and are not insured by the Federal Deposit Insurance Corporation or any other governmental agency. An investment in the Shares is speculative and involves a high degree of risk.
The principal office of the Managing Owner is located at 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326. The telephone number of the Managing Owner is (404) 239-7942.

Role of Managing Owner
The Managing Owner will serve as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund. Specifically, with respect to the Fund and the Master Fund, the Managing Owner:
     (i) selects the Trustee, administrator, distributor and auditor;
     (ii) negotiates various agreements and fees; and
     (iii) performs such other services as the Managing Owner believes that the Fund and the Master Fund may from time-to-time require.
Specifically, with respect to the Master Fund, the Managing Owner:
     (i) selects the Commodity Broker; and
     (ii) monitors the performance results of the Master Fund’s portfolio and reallocates assets within the portfolio with a view to causing the performance of the Master Fund’s portfolio to track that of the Index over time.
Neither the Managing Owner nor any of its trading principals has ever before operated a commodity pool or managed a commodity trading account. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the NFA. The principal office of the Managing Owner is located at 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326. The telephone number of the Managing Owner is (404) 239-7942
The Commodity Broker
 A variety of executing brokers may execute futures transactions on behalf of the Master Fund. The Fund has designated Merrill Lynch, Pierce, Fenner & Smith as the Master Fund’s Commodity Broker. In its capacity as clearing broker, the Commodity Broker may execute and will clear each of the Master Fund’s futures transactions and will perform certain administrative services for the Master Fund. The Commodity Broker is registered with the Commodity Futures Trading Commission as a futures commission merchant and is a member of the National Futures Association in such capacity. The Master Fund will pay to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The Managing Owner does not expect brokerage commissions and fees to exceed .24% of the net asset value of the Master Fund in any year, although the actual amount of brokerage commissions and fees in any year may be greater.
The Administrator
The Managing Owner, on behalf of the Fund and the Master Fund, has appointed The Bank of New York as the administrator of the Fund and the Master Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York, N.A. will serve as custodian, or Custodian, of the Fund and has entered into a Global Custody Agreement, or Custody Agreement, in connection therewith. The Bank of New York will serve as the transfer agent, or Transfer Agent, of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.
The Bank of New York, a banking corporation organized under the laws of the State of New York with trust powers, has an office at One Wall Street, New York, New York 10286. The Bank of New York is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System. Information regarding the net asset value of the Fund, creation and redemption transaction fees and the names of the parties that have executed a participant agreement may be obtained from the Administrator by calling the following number: (718) 315-4412. A copy of the Administration Agreement is available for inspection at the Fund’s trust office identified above.
Pursuant to the Administration Agreement, the Administrator will perform or supervise the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including net asset value calculations, accounting and other fund administrative services. The Administrator will retain certain financial books and records, including: fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least ninety (90) days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon thirty (30) days prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.
The Administration Agreement provides for the exculpation and indemnification of the Administrator from and against any costs, expenses, damages, liabilities or claims (other than those resulting from the Administrator’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against the Administrator in performing its obligations or duties under the Administration Agreement. Key terms of the Administration Agreement are summarized under the heading “Material Contracts.” The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Administrator also will receive a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $500 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund or the Master Fund. The Managing Owner and the Administrator, expect to retain the services of one or more additional service providers to assist the Fund and/or the Master Fund with certain tax reporting requirements of the Fund and its Shareholders.
The Distributor
The Managing Owner, on behalf of the Fund and the Master Fund, has appointed ALPS Distributor, Inc., or the Distributor, to assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. The Distributor will retain all marketing materials and Basket creation and redemption books and records at c/o ALPS Distributor, Inc., 1290 Broadway, Suite 1100, Denver, CO 80203; Telephone number (303) 623-2577. Investors may contact the Distributor toll-free in the U.S. at (800) 320-2577. The Fund has entered into a Distribution Services Agreement with the Distributor.
The Distributor is affiliated with ALPS Mutual Fund Services, Inc., a Denver-based service provider of administration, fund accounting, transfer agency and shareholder services for mutual funds, closed-end funds and exchange-traded funds, with over 100,000 shareholder accounts and approximately $10 billion in client mutual fund assets under administration. The Distributor provides distribution services and has approximately $120 billion in client assets under distribution.
The Marketing Agent
The Managing Owner, on behalf of the Fund and Master Fund, has appointed ALPS Fund Services, Inc., or ALPS Fund Services, an affiliate of the Distributor, as a marketing agent to the Fund and Master Fund. ALPS Fund Services will provide assistance to the Managing Owner with certain function and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus, providing support to national account manager’s and wholesalers filed activities, assisting national account managers in implementing sales strategy. ALPS Fund Services will not open or maintain customer accounts or handle orders for the Fund. ALPS Fund Services will engage in public seminars, road shows, conferences, media interviews, field incoming telephone “800”number calls and distribute sales literature and other communications (including electronic media) regarding the Fund. Investors may contact ALPS Fund Services toll-free in the U.S. at (800) 320-2577.
Tax Reporting
The following discussion describes the material United States federal (and certain state and local) income tax considerations associated with the purchase, ownership and disposition of Shares as of the date hereof by United States Shareholders (as defined below) and non-United States Shareholders (as defined below). This discussion is applicable to a Shareholder of Shares who purchases Shares in the offering to which this Prospectus relates, including a Shareholder who purchases Shares from an Authorized Purchaser. Except where noted otherwise, it deals only with Shares held as capital assets and does not deal with special situations, such as those of dealers in securities or currencies, financial institutions, tax-exempt entities, insurance companies, persons holding Shares as a part of a position in a “straddle” or as part of a “hedging,” “conversion” or other integrated transaction for federal income tax purposes, traders in securities or commodities that elect to use a mark-to -market method of accounting, or holders of Shares whose “functional currency” is not the U.S. dollar.
Furthermore, the discussion below is based upon the provisions of the Internal Revenue Code of 1986, as amended, or the Code, the Treasury regulations promulgated there under, or the Regulations, and administrative and judicial interpretations thereof, all as of the date hereof, and such authorities may be repealed, revoked, modified or subject to differing interpretations, possibly on a retroactive basis, so as to result in United States federal income tax consequences different from those described below.
A “U.S. Shareholder” of Shares means a beneficial owner of Shares that is for United States federal income tax purposes: (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity taxable as a corporation) created or organized in or under the laws of the United States or any state thereof or the District of Columbia; (iii) an estate the income of which is subject to United States federal income taxation regardless of its source; or (iv) a trust if it (1) is subject to the primary supervision of a court within the United States and one or more U.S. persons have the authority to control all substantial decisions of such trust or (2) has a valid election in effect under applicable Regulations to be treated as a U.S. person.
A “non-U.S. Shareholder” of Shares means a beneficial owner of Shares that is not a U.S. Shareholder. Except where noted otherwise, all references below to the term “Fund” shall be deemed to include the Fund and the Master Fund. If a partnership or other entity or arrangement treated as a partnership for United States federal income tax purposes holds Shares, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding Shares, we urge you to consult your own tax adviser.
The Fund has received the opinion of Tannenbaum Helpern Syracuse & Hirschtritt LLP, counsel to the Fund, that the material U.S. federal income tax consequences to the Fund and to U.S. Shareholders and Non-U.S. Shareholders will be as described below. In rendering its opinion, Tannenbaum Helpern Syracuse & Hirschtritt LLP has relied on the facts described in this Prospectus as well as certain representations made by the Fund and the Trustee. The opinion of Tannenbaum Helpern Syracuse & Hirschtritt LLP is not binding on the United States Internal Revenue Service, or the IRS, and, as a result, the IRS may not agree with the tax positions taken by the Fund. If challenged by the IRS, the Fund’s tax positions might not be sustained by the courts. No ruling has been requested from the IRS with respect to any matter affecting the Fund or prospective investors. If you are considering the purchase of Shares, we urge you to consult your own tax adviser concerning the particular United States federal income tax consequences to you of the purchase, ownership and disposition of Shares, as well as any consequences to you arising under the laws of any other taxing jurisdiction.
Status of the Fund and the Master Fund
A partnership is not a taxable entity and incurs no United States federal income tax liability. Section 7704 of the Code provides that publicly traded partnerships will, as a general rule, be taxed as corporations. However, an exception exists with respect to publicly traded partnerships of which 90% or more of the gross income during each taxable year consists of “qualifying income” within the meaning of Section 7704(d) of the Code (“qualifying income exception”). Qualifying income includes dividends, interest, capital gains from the sale or other disposition of stocks and debt instruments and, in the case of a partnership (such as the Master Fund and the Fund) a principal activity of which is the buying and selling of commodities or futures contracts with respect to commodities, income and gains derived from commodities or futures contracts with respect to commodities.
The Fund and the Master Fund anticipate that at least 90% of their respective gross income for each taxable year will constitute qualifying income within the meaning of Section 7704(d) of the Code. Under current law and assuming full compliance with the terms of the Trust Declaration (and other relevant documents) and based upon factual representations made by the Fund and the Master Fund, in the opinion of Tannenbaum Helpern Syracuse & Hirschtritt LLP, the Fund and the Master Fund will each be classified as a partnership for United States federal income tax purposes.

The factual representations upon which Tannenbaum Helpern Syracuse & Hirschtritt LLP has relied are: (a) the Fund and the Master Fund have not elected and will not elect to be treated as corporations for United States federal income tax purposes; and (b) for each taxable year, more than 90% of the Fund’s and the Master Fund’s gross income will be qualifying income. Fund Shareholders are treated as owning interests in a partnership whose only investment is an equity interest in the Master Fund. Because ownership of the Fund and Master Fund will be identical, the tax years of the two partnerships would always be the same and Shareholders in the Fund would look through to the assets and tax items of the Master Fund when determining their federal income tax liability for any particular tax year. There can be no assurance that the IRS will not assert that the Fund and/or the Master Fund should be treated as a publicly traded partnership taxable as a corporation. No ruling has been or will be sought from the IRS, and the IRS has made no determination as to the status of the Fund or the Master Fund for United States federal income tax purposes or whether the Fund’s or the Master Fund’s operations generate “qualifying income” under Section 7704(d) of the Code.
Whether the Fund and/or the Master Fund will continue to meet the qualifying income exception is a matter that will be determined by the Fund’s and the Master Fund’s operations and the facts existing at the time of future determinations. However, the Fund’s and the Master Fund’s Managing Owner will use its best efforts to cause the operations of the Fund and the Master Fund in such manner as is necessary for the Fund and the Master Fund to continue to meet the qualifying income exception. If the Master Fund failed to satisfy the qualifying income exception in any year, other than a failure that is determined by the IRS to be inadvertent and that is cured within a reasonable time after discovery, the Master Fund would be taxable as a corporation for federal income tax purposes and the Master Fund would pay federal income tax on its income at regular corporate rates. In that event, the Fund would be treated as a shareholder in a corporation and, accordingly, the Shareholders would not report their share of the Master Fund’s income or loss on their returns.
In addition, distributions from the Master Fund to the Fund would be treated as dividends to the extent of the Master Fund’s current or accumulated earnings and profits. To the extent a distribution exceeded the Master Fund’s earnings and profits, the distribution would be treated as a return of capital to the extent of the Fund’s basis in its Master Fund Units, and thereafter as gain from the sale of the Master Fund Units. Accordingly, if the Master Fund were to be taxable as a corporation, it would likely have a material adverse effect on the economic return from an investment in the Fund and on the value of the Shares. The discussion below is based on Tannenbaum Helpern Syracuse & Hirschtritt LLP’s opinion that the Fund and the Master Fund will be classified as partnerships that are not subject to corporate income tax for United States federal income tax purposes.
U.S. Shareholders
Treatment of Fund Income
A partnership does not incur United States federal income tax liability. Instead, each partner of a partnership is required to take into account its share of items of income, gain, loss, deduction and other items of the partnership. Accordingly, each Shareholder will be required to include in income its allocable share of the Fund’s income, gain, loss, deduction and other items for the Fund’s taxable year ending with or within its taxable year. In computing a partner’s United States federal income tax liability, such items must be included, regardless of whether cash distributions are made by the partnership. Thus, Shareholders may be required to include income without a corresponding current receipt of cash if the Fund generates taxable income but does not make cash distributions.
Because the Trustee currently does not intend to make distributions, it is likely that in any year the Fund realizes net income and/or gain a U.S. Shareholder will be required to pay taxes on its allocable share of such income or gain from sources other than Fund distributions. The Fund’s taxable year will end on December 31 unless otherwise required by law. The Fund will use the accrual method of accounting. Fund Shareholders will take into account their share of ordinary income realized by the Fund from accruals of interest on Treasury Bills (“T-Bills”) held in the Fund portfolio. The Fund may hold T-Bills with “original issue discount,” in which case Fund Shareholders would be required to include accrued amounts in taxable income on a current basis even though receipt by the Fund of those amounts may occur in a subsequent year. The Fund may also acquire T-Bills with “market discount.” Upon disposition of such obligations, gain would generally be required to be treated as interest income to the extent of the market discount and Fund Shareholders would be required to include as ordinary income their share of such market discount that accrued during the period the obligations were held by the Fund.

The Code generally applies a “mark-to-market” system of taxing unrealized gains and losses on, and otherwise provides for special rules of taxation with respect to, Section 1256 Contracts. A Section 1256 Contract includes certain regulated futures contracts. It is expected that the futures on the Index held by the Fund will constitute Section 1256 Contracts. Section 1256 Contracts held by the Fund at the end of a taxable year of the Fund will be treated for United States federal income tax purposes as if they were sold by the Fund at their fair market value on the last business day of the taxable year. The net gain or loss, if any, resulting from these deemed sales (known as “marking-to-market”), together with any gain or loss resulting from any actual sales of Section 1256 Contracts (or other termination of the Fund’s obligations under such contracts), must be taken into account by the Fund in computing its taxable income for the year.
If a Section 1256 Contract held by the Fund at the end of a taxable year is sold in the following year, the amount of any gain or loss realized on the sale will be adjusted to reflect the gain or loss previously taken into account under the mark- to-market rules. Capital gains and losses from Section 1256 Contracts generally are characterized as short-term capital gains or losses to the extent of 40% of the gains or losses and as long-term capital gains or losses to the extent of 60% of the gains or losses. Thus, Shareholders of Fund will generally take into account their pro rata share of the long-term capital gains and losses and short-term capital gains and losses from Section 1256 Contracts held by the Fund.
If a non-corporate taxpayer incurs a net capital loss for a year, the portion of the loss, if any, which consists of a net loss on Section 1256 Contracts may, at the election of the taxpayer, be carried back three years. A loss carried back to a year by a non-corporate taxpayer may be deducted only to the extent (1) the loss does not exceed the net gain on Section 1256 Contracts for the year and (2) the allowance of the carry-back does not increase or produce a net operating loss for the year.
Allocation of the Fund’s Profits and Losses
For United States federal income tax purposes, a Shareholder’s distributive share of the Fund’s income, gain, loss, deduction and other items will be determined by the Fund’s Trust Declaration, unless an allocation under the agreement does not have “substantial economic effect,” in which case the allocations will be determined in accordance with the “partners’ interests in the partnership.” Subject to the discussion below under “- Monthly Allocation and Revaluation Conventions” and “- Section 754 Election,” the allocations pursuant to the Fund’s Trust Declaration should be considered to have substantial economic effect or deemed to be made in accordance with the partners’ interests in the partnership.
If the allocations provided by the Fund’s Trust Declaration were successfully challenged by the IRS, the amount of income or loss allocated to Shareholders for United States federal income tax purposes under the agreement could be increased or reduced or the character of the income or loss could be modified. As described in more detail below, the U.S tax rules that apply to partnerships are complex and their application is not always clear. Additionally, the rules generally were not written for, and in some respects are difficult to apply to, publicly traded partnerships.
The Fund will apply certain assumptions and conventions intended to comply with the intent of the rules and to report income, gain, deduction, loss and credit to Shareholders in a manner that reflects the economic gains and losses, but these assumptions and conventions may not comply with all aspects of the applicable Treasury regulations. It is possible therefore that the IRS will successfully assert that assumptions made and/or conventions used do not satisfy the technical requirements of the Code or the Treasury regulations and will require that tax items be adjusted or reallocated in a manner that could adversely impact the Shareholders.
Monthly Allocation and Revaluation Conventions
In general, the Fund’s taxable income and losses will be determined monthly and will be apportioned among the holders of Fund Shares in proportion to the number of Shares treated as owned by each of them as of the close of the last trading day of the preceding month. By investing in Fund Shares, a U.S. Holder agrees that, in the absence of an administrative determination or judicial ruling to the contrary, it will report income and loss under the monthly allocation and revaluation conventions described below.
Under the monthly allocation convention, whoever is treated for U.S. federal income tax purposes as holding Shares as of the close of the last trading day of the preceding month will be treated as continuing to hold the

Shares until immediately before close of the last trading day of the following month. As a result, a holder who has disposed of shares prior to the close of the last trading day of a month may be allocated income, gain, loss and deduction realized after the date of transfer. The Code generally requires that items of partnership income and deductions be allocated between transferors and transferees of partnership interests on a daily basis.
It is possible that transfers of Shares could be considered to occur for U.S. federal income tax purposes when the transfer is completed without regard to the Fund’s monthly convention for allocating income and deductions. If this were to occur, the Fund’s allocation method might be deemed to violate that requirement. In addition, for any month in which a creation or redemption of Shares takes place, the Fund generally will credit or debit, respectively, the “book” capital accounts of the holders of existing Shares with any unrealized gain or loss in the Fund’s assets. This will result in the allocation of items of the Fund’s income, gain, loss, deduction and credit to existing holders of Shares to account for the difference between the tax basis and fair market value of property owned by the Fund at the time new Shares are issued or old Shares are redeemed (“reverse section 704(c) allocations”).
The intended effect of these allocations is to allocate any built-in gain or loss in the Fund’s assets at the time of a creation or redemption of Shares to the investors that economically have earned such gain or loss. As with the other allocations described above, the Fund generally will use a monthly convention for purposes of the reverse section 704(c) allocations. More specifically, the Fund generally will credit or debit, respectively, the “book” capital accounts of the holders of existing Shares with any unrealized gain or loss in the Fund’s assets based on a calculation utilizing the lowest trading price of the Fund’s assets during the month in which the creation or redemption transaction takes place, rather than the fair market value of its assets at the time of such creation or redemption (the “revaluation convention”).
As a result, it is possible that, for U.S. federal income tax purposes, (i) a purchaser of newly issued Shares will be allocated some or all of the unrealized gain in the Fund’s assets at the time it acquires the Shares or (ii) an existing holder of Shares will not be allocated its entire share in the unrealized loss in the Fund’s assets at the time of such acquisition. Furthermore, the applicable Treasury regulations generally require that the “book” capital accounts will be adjusted based on the fair market value of partnership property on the date of adjustment and do not explicitly allow the adoption of a monthly revaluation convention. The Code and applicable Treasury regulations generally require that items of partnership income and deductions be allocated between transferors and transferees of partnership interests on a daily basis, and that adjustments to “book” capital accounts be made based on the fair market value of partnership property on the date of adjustment.
The Code and regulations do not contemplate monthly allocation or revaluation conventions. If the IRS does not accept the Fund’s monthly allocation or revaluation convention, the IRS may contend that taxable income or losses of the Fund must be reallocated among the holders of Shares. If such a contention were sustained, the holders’ respective tax liabilities would be adjusted to the possible detriment of certain holders. The Manager is authorized to revise the Fund’s allocation and revaluation methods in order to comply with applicable law or to allocate items of partnership income and deductions in a manner that reflects more accurately the Shareholders’ interests in the Fund.
Section 754 Election
The Fund intends to make the election permitted by Section 754 of the Code. Such an election, once made, is irrevocable without the consent of the IRS. The making of such election by the Fund will generally have the effect of requiring a purchaser of Shares to adjust its proportionate share of the basis in the Fund’s assets, or the inside basis, pursuant to Section 743(b) of the Code to fair market value (as reflected in the purchase price for the purchaser’s Shares), as if it had acquired a direct interest in the Fund’s assets. The Section 743(b) adjustment is attributed solely to a purchaser of Shares and is not added to the bases of the Fund’s assets associated with all of the other Shareholders.
Depending on the relationship between a holder’s purchase price for Shares and its unadjusted share of the Fund’s inside basis at the time of the purchase, the Section 754 election may be either advantageous or disadvantageous to the holder as compared to the amount of gain or loss a holder would be allocated absent the Section 754 election. The calculations under Section 754 of the Code are complex, and there is little legal authority concerning the mechanics of the calculations, particularly in the context of publicly traded partnerships.

Therefore, if the Fund makes the election under Code Section 754, it is expected that the Fund will apply certain conventions in determining and allocating the Section 743 basis adjustments to help reduce the complexity of those calculations and the resulting administrative costs to the Fund. It is possible that the IRS will successfully assert that some or all of such conventions utilized by the Fund do not satisfy the technical requirements of the Code or the Regulations and, thus, will require different basis adjustments to be made. In order to make the basis adjustments permitted by Section 754, the Fund will be required to obtain information regarding each holder’s secondary market transactions in Shares as well as creations and redemptions of Shares.
The Fund will seek such information from the record holders of Shares, and, by purchasing Shares, each beneficial owner of Shares will be deemed to have consented to the provision of such information by the record owner of such beneficial owner’s Shares. Notwithstanding the foregoing, however, there can be no guarantee that the Fund will be able to obtain such information from record owners or other sources, or that the basis adjustments that the Fund makes based on the information it is able to obtain will be effective in eliminating disparity between a holder’s outside basis in its Shares and its share of inside basis.
Constructive Termination
The Fund will be considered to have terminated for tax purposes if there is a sale or exchange of 50 percent or more of the total Shares within a 12-month period. A constructive termination results in the closing of the Fund’s taxable year for all holders of Shares. In the case of a holder of Shares reporting on a taxable year other than a fiscal year ending December 31, the early closing of the Fund’s taxable year may result in more than 12 months of its taxable income or loss being includable in such holder’s taxable income for the year of termination. The Fund would be required to make new tax elections after a termination, including a new election under Section 754. A termination could also result in penalties if the Fund were unable to determine that the termination had occurred.
Treatment of Distributions
Non-liquidating distributions of cash by a partnership are generally not taxable to the distributee to the extent the amount of cash does not exceed the distributee’s tax basis in its partnership interest. Thus, any cash distributions made by the Fund will be taxable to a Shareholder only to the extent such distributions exceed the Shareholder’s tax basis in the partnership interests it is treated as owning (see “ -Tax Basis in Partnership Interests” below). Any cash distributions in excess of a Shareholder’s tax basis generally will be considered to be gain from the sale or exchange of the Shares (see “ -Disposition of Shares” below).
Regulation
A number of states do not have “business trust” statutes such as that under which the Fund and the Master Fund have been formed in the State of Delaware. It is possible, although unlikely, that a court in such a state could hold that, due to the absence of any statutory provision to the contrary in such jurisdiction, the Shareholders, although entitled under Delaware law to the same limitation on personal liability as stockholders in a private corporation for profit organized under the laws of the State of Delaware, are not so entitled in such state. To protect Shareholders against any loss of limited liability, the Trust Declarations provide that no written obligation may be undertaken by the Fund or Master Fund unless such obligation is explicitly limited so as not to be enforceable against any Shareholder personally. Furthermore, each of the Fund and Master Fund itself indemnifies all its Shareholders against any liability that such Shareholders might incur in addition to that of a beneficial owner. The Managing Owner is itself generally liable for all obligations of the Fund and the Master Fund and will use its assets to satisfy any such liability before such liability would be enforced against any Shareholder individually.
Employees
The Fund and the Master Fund have no employees.
Available Information
The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available on the Managing Owner’s website at http://greenhavenfunds.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.
The Fund also posts monthly performance reports and its annual report, as required by the Commodity Futures Trading Commission, on the Managing Owner’s website at the address listed above and its annual report.

ITEM 1A — RISK FACTORS
You could lose money investing in the Shares. You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in this Prospectus.
The Value of the Shares Relates Directly to the Value of the Commodity Futures and Other Assets Held by the Master Fund and Fluctuations in the Price of These Assets Could Materially Adversely Affect an Investment in the Shares.
The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s portfolio of exchange-traded futures on the Index Commodities. The value of the Shares relate directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodities may fluctuate widely based on many factors. Some of those factors are:
•	changing supply and demand relationships;

•	general economic activities and conditions;

•	weather and other environmental conditions;

•	acts of God;

•	agricultural, fiscal, monetary and exchange control programs and policies of governments;

•	national and international political and economic events and policies;

•	changes in rates of inflation; or

•	the general emotions and psychology of the marketplace, which at times can be volatile and unrelated to other more tangible factors.
In addition to the factors set forth above, each commodity has risks that are inherent in the investment in such commodity.
Metals Commodities: Price movements in futures contracts held by the Master Fund, in metals commodities such as gold, silver, platinum and copper are affected by many specific other factors. Some of these metal specific factors include, but are not limited to:
•	A change in economic conditions, such as a recession, can adversely affect the price of both industrial and precious metals. An economic downturn may have a negative impact on the usage and demand of metals which may result in a loss for the Master Fund.

•	A sudden shift in political conditions of the world’s leading metal producers may have a negative effect on the global pricing of metals.

•	An increase in the hedging of precious metals may result in the price of precious metals to decline.

•	Changes in global supply and demand for industrial and precious metals.

•	The price and quantity of imports and exports of industrial and precious metals.

•	Technological advances in the processing and mining of industrial and precious metals.
Agricultural Commodities: Price movements in futures contracts held by the Master Fund in agricultural commodities, such as wheat, corn and soybeans, are affected by many factors. Some of these agricultural specific factors include, but are not limited to:
•	Farmer planting decisions, general economic, market and regulatory factors all influence the price of agricultural commodities.

•	Weather conditions, including hurricanes, tornadoes, storms and droughts, may have a material adverse effect on crops, live cattle, live hogs and lumber, which may result in significant fluctuations in prices in such commodities.

•	Changes in global supply and demand for agriculture products.

•	The price and quantity of imports and exports of agricultural commodities.

•	Political conditions, including embargoes and war, in or affecting agricultural production, imports and exports.

•	Technological advances in agricultural production.

•	The price and availability of alternative agricultural commodities.
Energy Commodities: Price movements in futures contracts held by the Master Fund in energy commodities, such as crude oil, heating oil and natural gas, are subject to risks due to frequent and often substantial fluctuations in energy commodity prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and the Managing Owner expects this volatility to continue. The markets and prices for energy commodities are affected by many factors. Some of those factors include, but are not limited to:
•	Changes in global supply and demand for oil and natural gas.

•	The price and quantity of imports and exports of oil and natural gas.

•	Political conditions, including embargoes and war, in or affecting other oil producing activities.

•	The level of global oil and natural gas exploration and production.

•	The level of global oil and natural gas inventories, production or pricing.

•	Weather conditions.

•	Technological advances effecting energy consumption.

•	The price and availability of alternative fuels.
None of these factors can be controlled by the Managing Owner. Even if current and correct information as to substantially all factors are known or thought to be known, prices still will not always react as predicted. The profitability of the Fund and the Master Fund will depend on whether the Master Fund’s commodities portfolio increases in value over time. If the value increases, the Fund will only be profitable if such increases exceed the fees and expenses of the Fund. If these values do not increase, the Fund will not be profitable and will incur losses.
Net Asset Value May Not Always Correspond to Market Price and, as a Result, Baskets may be Created or Redeemed at a Value that Differs from the Market Price of the Shares.
The net asset value per share of the Shares will change as fluctuations occur in the market value of the Master Fund’s portfolio. Investors should be aware that the public trading price of a Basket of Shares may be different from the net asset value of a Basket of Shares (i.e., Shares may trade at a premium over, or a discount to, the net asset value of a Basket of Shares) and similarly the public trading market price per Share may be different from the net asset value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to net asset value. This price difference may be due, in large part, to the fact that supply and demand forces are at work in the secondary trading market for Shares that is closely related to, but not identical to, the same forces influencing the prices of the Index Commodities trading individually or in the aggregate at any point in time.
Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time-to-time as Baskets are created and redeemed. Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Creation Basket at a discount to the public trading price of the Shares or can redeem a Redemption Basket at a premium over the public trading price of the Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track net asset value per Share closely over time.
Your investment could suffer in the event that Reuters America LLC decides to terminate the license agreement between itself and the Managing Owner.
Reuters America LLC entered into a License Agreement with the Managing Owner whereby the Managing Owner was granted an exclusive license with respect to the development and creation of U.S. exchange traded funds. The license granted to the Managing Owner has an initial term ending October 12, 2008 and may be terminated under certain circumstances which could cause your investment to decline significantly in value. In addition to that, because the license granted is an exclusive license with respect to a limited type of investment product, a different product could be created, which could also cause your investment to decline in value. If the license expires and is not renewed or is terminated, or a competitive product is created, then the Managing Owner would seek shareholder approval to either (i) liquidate the Master Fund and the Fund or (ii) approve a different index to track for comparison purposes.
Your investment could suffer in the event that the Managing Owner creates another product under its exclusive license agreement which directly competes with the Fund and Master Fund.
The License Agreement is between Reuters America LLC and the Managing Owner and not between Reuters America LLC and the Fund or Master Fund. Therefore, it is possible that the Managing Owner could create and manage another investment product that is substantially similar to the Fund and the Master Fund. If this were to happen, then your investment could suffer.
Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Master Fund.
CFTC and commodity exchange rules impose speculative position limits on market participants, including the Master Fund, trading in certain agricultural commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts. The Managing Owner anticipates that these position limits will become more of an issue when the Master Fund reaches close to US$2 billion, at which point the Managing Owner may either prevent the issuance of additional creation units or may apply to the CFTC for relief from certain position limits.
If the Master Fund applies and is unable to obtain such relief, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in these additional futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the AMEX, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.
The Fund May Not Always Be Able Exactly to Replicate the Performance of the Index.
It is possible that the Fund may not fully replicate the performance of the Index due to disruptions in the markets for the Index Commodities or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the performance of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high quality fixed income securities. Tracking the Index requires rebalancing of the Master Fund’s portfolio and is dependent upon the skills of the Managing Owner and its trading principals, among other factors. Also, the Fund may not replicate the Index immediately following the commencement of operations, until positions in the Master Fund’s portfolio are fully established.
The Master Fund Is Not Actively Managed and Will Track the Index During Periods in which the Index Is Flat or Declining as well as when the Index Is Rising.
The Master Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of the Index Commodities are declining in value, the Master Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Managing Owner will seek to cause the net asset value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.
The Exchange May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.
Application has been made for the Shares to be listed for trading on the AMEX under the market symbol “GCC.” Trading in Shares may be halted due to market conditions or, in light of AMEX rules and procedures, for reasons that, in the view of the AMEX, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline in the equity markets. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

The Lack Of An Active Trading Market for the Shares May Result in Losses on Your Investment at the Time of Disposition of Your Shares.
Although we anticipate that the Shares will be listed and traded on the AMEX, there can be no guarantee that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, will likely be lower than the price you would have received if an active market did exist.
The Shares Are a New Securities Product and their Value Could Decrease if Unanticipated Operational or Trading Problems Arise.
The mechanisms and procedures governing the creation, redemption and offering of the Shares are recently developed securities products. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Master Fund is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Managing Owner’s past experience and qualifications may not be suitable for solving these problems or issues.
As the Managing Owner and its Principals have no History of Operating an Investment Vehicle like the Fund or the Master Fund, their Experience may be Inadequate or Unsuitable to Manage the Fund or the Master Fund.
The Managing Owner was formed expressly to be the managing owner of the Fund and the Master Fund and has no history of past performance. The past performances of the Managing Owner’s management in other positions are no indication of their ability to manage an investment vehicle such as the Fund or the Master Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage an investment vehicle such as the Fund and the Master Fund, the operations of the Fund and the Master Fund may be adversely affected.
You Should Not Rely on Past Performance in Deciding Whether to Buy Shares.
Neither the Fund or the Master Fund has commenced trading and neither has any performance history upon which to evaluate your investment in the Fund and the Master Fund. Although past performance is not necessarily indicative of future results, if the Fund and the Master Fund had a performance history, such performance history might provide you with more information on which to evaluate an investment in the Fund and the Master Fund. The past performance of the Index also is not necessarily indicative of the future performance of the Index, or of the Fund or the Master Fund. As neither the Fund nor the Master Fund has commenced trading and has no such performance history, you will have to make your decision to invest in the Fund without such information.
Price Volatility May Possibly Cause the Total Loss of Your Investment.
Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.
Fees are Charged Regardless of Profitability and May Result in Depletion of Assets.
The Fund indirectly is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of up to 0.85% per annum. Additional charges include brokerage fees and operating expenses expected to be approximately 0.24% per annum in the aggregate. The Fund is expected to earn interest income at an annual rate of .30% per annum, based upon the current yield on a three month U.S. Treasury bill. Consequently, it is expected that interest income will not exceed fees unless short-term Treasury rates rise. If interest rates remain below 1.09% as they are as of this filing, the Fund will need to have positive performance in order to break-even (net of fees and expenses). Consequently, the expenses of the Master Fund could, over time, result in significant losses to your investment in the Shares. You may never achieve profits, significant or otherwise.
Possible Illiquid Markets May Exacerbate Losses.
Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that the Managing Owner will be able to do so. There can be no assurance that market illiquidity will not cause losses for the Fund. The large size of the positions which the Master Fund may acquire on behalf of the Fund increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.
You May Be Adversely Affected by Redemption Orders that Are Subject To Postponement, Suspension Or Rejection Under Certain Circumstances.
The Distributor may, in its discretion, and will when directed by the Managing Owner, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Distributor will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of the delay. Under the Distribution Services Agreement, the Managing Owner and the Distributor may disclaim any liability for any loss or damage that may result from any such suspension or postponement.
Because the Master Fund will not Acquire Any Asset with Intrinsic Value, the Positive Performance of Your Investment Is Wholly Dependent Upon an Equal and Offsetting Loss borne by unrelated participants in the futures market.
Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prosper while the Shares may trade unprofitably.
Shareholders Will Not Have the Protections Associated With Ownership of Shares in an Investment Company Registered Under the Investment Company Act of 1940.
Neither the Fund nor the Master Fund is registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders will not have the regulatory protections provided to investors in investment companies.
Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.
The Managing Owner’s officers, directors or employees do not devote their time exclusively to managing the Index Fund and Master Fund. These persons are directors, officers or employees of other entities that may compete with the Funds for their services. They could have a conflict between their responsibilities to the Funds and to those other entities. In addition, the Managing Owner’s principals, officers, directors or employees may trade futures and related contracts for their own or others’ accounts.
Shareholders Will Be Subject to Taxation on Their Share of the Master Fund’s Taxable Income, Whether or Not They Receive Cash Distributions.
Shareholders will be subject to United States federal income taxation and, in some cases, state, local, or foreign income taxation on their share of the Master Fund’s taxable income, whether or not they receive cash distributions from the Fund. Shareholders may not receive cash distributions equal to their share of the Master Fund’s taxable income or even the tax liability that results from such income.
Items of Income, Gain, Deduction, Loss and Credit with respect to Fund Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Master Fund in Allocating Master Fund Tax Items.
U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Master Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to the Fund’s Shareholders in a manner that reflects the Shareholders’ beneficial shares of partnership items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Master Fund do not satisfy the technical requirements of the Code and/or Treasury regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects you.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN ANY SHARES; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.
Failure or Lack of Segregation of Assets May Increase Losses.
The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, any Master Fund Units could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. In addition to that, it is possible that in the event of clearing broker’s bankruptcy investors experience a loss of all their moneys, which would therefore imply that none of the investments may be recovered, not just a pro rata share. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action. Such material actions, if any, are described under “The Commodity Broker.” In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.
Regulatory Changes or Actions May Alter the Nature of an Investment in the Fund.
Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Fund or the ability of the Fund to continue to implement its investment strategy. The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.
Lack of Independent Experts Representing Investors.
The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Fund and the Master Fund. No counsel has been appointed to represent you in connection with the offering of the Shares. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of an investment in Shares.
Possibility of Termination of the Fund May Adversely Affect Your Portfolio.
The Managing Owner may withdraw from the Fund upon one hundred and twenty (120) days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. You cannot be assured that the Managing Owner will be willing or able to continue to service the Fund for any length of time. If the Managing Owner discontinues its activities on behalf of the Fund, the Fund may be adversely affected. In addition, owners of seventy-five percent (75%) of the Shares have the power to terminate the Trust. If it is so exercised, investors who wished to continue to invest in the Index through the vehicle of the Trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust. See “Description of the Shares and the Master Fund Units; Certain Material Terms of the Trust Declarations — Termination Events” for a summary of termination events. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.
Affiliates of the Managing Owner and the Trustee may Purchase Shares to Satisfy the Subscription Minimum.
Affiliates of the Managing Owner and the Trustee who are Authorized Participants may subscribe for Shares during the initial offering period and any such Shares subscribed for by such persons will be counted to determine whether the Subscription Minimum has been reached. Any such subscriptions by such affiliated Authorized Participants will be on the same terms as subscriptions by unaffiliated Authorized Participants.
Shareholders Do Not Have the Rights Enjoyed by Investors in Certain Other Vehicles.
As interests in an investment trust, the Shares have none of the statutory rights normally associated with the ownership of common stock of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and the Fund is not required to pay regular dividends, although the Fund may pay dividends at the discretion of the Managing Owner).
An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.
The Fund and the Master Fund constitute a new, and thus untested, type of investment vehicle. They compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions that are beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and reduce the liquidity of the Shares.
Competing Claims Over Ownership of Intellectual Property Rights Related to the Fund Could Adversely Affect the Fund and an Investment in the Shares.
While the Managing Owner believes that all intellectual property rights needed to operate the Fund are either owned by or licensed to the Managing Owner or have been obtained, third parties may allege or assert ownership of intellectual property rights which may be related to the design, structure and operations of the Fund. To the extent any claims of such ownership are brought or any proceedings are instituted to assert such claims, the negotiation, litigation or settlement of such claims, or the ultimate disposition of such claims in a court of law if a suit is brought, may adversely affect the Fund and an investment in the Shares, resulting in expenses or damages or the termination of the Fund.
An Absence of “Backwardation” in the Prices of Certain Commodities, or the Presence of “Contango” in the Prices of Certain Commodities, May Decrease the Price of Your Shares.
As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2006 may specify a January 2007 expiration. As that contract nears expiration, it may be replaced by selling the January 2007 contract and purchasing the contract expiring in March 2007. This process is referred to as “rolling.” Historically, the prices of Crude Oil and Heating Oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2007 contract would take place at a price that is higher than the price at which the March 2007 contract is purchased, thereby creating a gain in connection with rolling. While Crude Oil and Heating Oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in Crude Oil and Heating Oil could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.
Conversely, Gold, Corn, Soybeans and Wheat historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. Although Gold, Corn, Soybeans and Wheat have historically exhibited consistent periods of contango, contango will likely not exist in these markets at all times. The persistence of contango in Gold, Corn, Soybeans and Wheat could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.
The Value of the Shares Will be Adversely Affected if the Fund or the Master Fund is Required to Indemnify the Trustee or the Managing Owner.
Under the Trust Declarations, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense it incurs without negligence or misconduct. That means the Managing Owner may require the assets of the Master Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the net asset value of the Master Fund and the value of the Shares.
Regulatory Reporting and Compliance
Our business is subject to changing regulation of corporate governance and public disclosure that have increased both our costs and the risk of noncompliance.
Because our common shares are publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and AMEX, have in recent years issued new requirements and regulations, most notably the Sarbanes-Oxley Act of 2002. From time to time, since the adoption of the Sarbanes-Oxley Act of 2002, these authorities have continued to develop additional regulations or interpretations of existing regulations. Our ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.
As of December 31, 2007, we were not required to be compliant with Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to develop or maintain an effective system of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we may not be able to accurately report our financial results, which may have a material adverse effect on our business and the trading price of our shares of common stock.
We have not completed our assessment of internal controls over financial reporting as contemplated by Section 404 of the Sarbanes-Oxley Act of 2002. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements.
The Net Asset Value Calculation of the Master Fund May Be Overstated or Understated Due to the Valuation Method Employed When a Settlement Price is not Available on the Date of Net Asset Value Calculation.
Calculating the net asset value of the Master Fund (and, in turn, the Fund) includes, in part, any unrealized profits or losses on open commodity futures contracts. Under normal circumstances, the net asset value of the Master Fund reflects the settlement price of open commodity futures contracts on the date when the net asset value is being calculated. However, if a commodity futures contract traded on an exchange (both U.S. and non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise), the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day. In such a situation, there is a risk that the calculation of the net asset value of the Master Fund on such day will not accurately reflect the realizable market value of such commodity futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a commodity futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the settlement price on the most recent day on which the position could have been liquidated would be used in lieu of the actual settlement price on the date of determination, there is a risk that the resulting calculation of the net asset value of the Master Fund (and, in turn, the Fund) could be under or overstated, perhaps to a significant degree.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Fund and the Master Fund do not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury obligations and other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326.

ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Limited Shares of the Fund trade on the American Stock Exchange under the symbol “GCC.”
Holders
As of February 29, 2008, the Index Fund had 900,050 of its Limited Shares outstanding..
Distributions
There were no distributions during 2007.
ITEM 6. SELECTED FINANCIAL DATA
See Item 8 for complete financial data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview / Introduction
As of December 31, 2007 the Fund had not commenced operations. The initial offering period began and ended on January 23, 2008 during which time 350,000 shares were sold at $30 per share for total proceeds of $10,500,000. The entire proceeds were received by the Index Fund which then invested them in the Index Master Fund. Shares were then listed for trading on the American Stock Exchange on January 24, 2008, marking the beginning of the continuous offering period. The ticker symbol of the Fund is GCC.
Performance Summary
There is no performance history prior to the beginning of trading on January 24, 2008.
Net Asset Value
The Administrator daily calculates a Net Asset Value per share of the Fund, based on closing prices of the underlying futures contracts. The first such calculation was as of market close on January 24, 2008, the first day of trading on the American Stock Exchange. Values of the underlying Index are computed by Reuters America, LLC, and disseminated by the AMEX every fifteen (15) seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.
Critical Accounting Policies
The Fund will use the accrual method of accounting. Fund Shareholders will take into account their share of ordinary income realized by the Fund from accruals of interest on Treasury Bills (“T-Bills”) held in the Fund portfolio. The Fund may hold T-Bills with “original issue discount,” in which case Fund Shareholders would be required to include accrued amounts in taxable income on a current basis even though receipt by the Fund of those amounts may occur in a subsequent year. The Fund may also acquire T-Bills with “market discount.” Upon disposition of such obligations, gain would generally be required to be treated as interest income to the extent of the market discount and Fund Shareholders would be required to include as ordinary income their share of such market discount that accrued during the period the obligations were held by the Fund.

Market Risk
See section 1A — Risk Factors for a complete discussion of market risk.
Credit Risk
The Master Fund will hold two types of investments. The first will be long positions in futures contracts on the seventeen commodities in the Index. Since the Index allocates equally among the components and is rebalanced daily, performance risk of the futures contracts is divided equally among the components. Each of the component commodities is traded on a particular exchange, as follows:
CME Corp
     Corn, wheat, soybeans, hogs, cattle (5/17= 29.4% of positions)
NYMEX
     Crude oil, heating oil, natural gas, silver, gold, platinum, copper (7/17=41.2% of positions)
ICE
     Cotton, sugar, coffee, cocoa, orange juice (5/17= 29.4% of positions)
Each of these exchanges guarantees the performance of its outstanding futures contracts. Each is also publicly traded and, in management’s opinion, well-capitalized. Each uses a system of margining and daily cash settlement of unrealized gains and losses in open positions, which reduces counterparty risk for market participants. Hence, management does not believe that the Fund faces any credit or counterparty risk in its futures trading and contract positions.
The Master Fund will also hold significant cash balances representing the excess of invested funds above the margin requirements for its futures positions. To the extent practical, the Fund will hold this excess cash in short-term obligations of the United States Treasury. Hence, management assigns no counterparty risk to such holdings.
Liquidity
The Exchange May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.
Trading in Shares may be halted due to market conditions or, in light of AMEX rules and procedures, for reasons that, in the view of the AMEX, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline in the equity markets. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

The Lack Of An Active Trading Market for the Shares May Result in Losses on Your Investment at the Time of Disposition of Your Shares.
Although the Shares are listed and traded on the AMEX, there can be no guarantee that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, will likely be lower than the price you would have received if an active market did exist. The liquidity of the Shares is primarily derived from the liquidity of the markets for the various futures contracts that it holds,
Possible Illiquid Markets May Exacerbate Losses.
Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as when foreign governments may take or be subject to political actions which disrupt the markets in their currency or major exports, can also make it difficult to liquidate a position. Such periods of illiquidity and the events that trigger them are difficult to predict and there can be no assurance that the Managing Owner will be able to do so. There can be no assurance that market illiquidity will not cause losses for the Fund. The large size of the positions which the Master Fund may acquire on behalf of the Fund increases the risk of illiquidity by both making its positions more difficult to liquidate and increasing the losses incurred while trying to do so.
Results of Operations
FOR THE PERIOD FROM JANUARY 1, 2007 TO DECEMBER 31, 2007
The Fund and the Master Fund seek to track changes in the Reuters Continuous Commodity Index — Total Return, or the Index, over time. Since the Funds did not begin operations until January 23, 2008, there were no results of operations for the period from January 1 to December 31, 2007 or October 27, 2006 (date of inception) to December 31, 2006 .
Contractual Obligations
The Fund and Master Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s Net Asset Value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments and commissions related to round turns that will be required under these arrangements for future periods as net asset values are not known until a future date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTRODUCTION
The Fund is designed to replicate positions in a commodity index. The market sensitive instruments held by it are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.
Market movements can produce frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is primarily influenced by changes in the price of commodities.
QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE
General
The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.
QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE
Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Unitholder of
GreenHaven Continuous Commodity Index Fund:
We have audited the accompanying statements of financial condition of GreenHaven Continuous Commodity Index Fund (the Index Fund) as of December 31, 2007 and 2006. These financial statements are the responsibility of the Index Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Index Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Index Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Index Fund as of December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
Atlanta, Georgia
March 17, 2008

GreenHaven Continuous Commodity Index Fund
STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$—	$—

Total assets	$—	$—

Unitholder’s Equity
General units — 50 General units	$1,500	$1,500
Limited units — 10,000,000 Limited units authorized, 0 issued and outstanding	—	—
Subscription receivable — GreenHaven Commodity Services LLC	(1,500)	(1,500)

Total Unitholder’s Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
Notes to Financial Statements
December 31, 2007 and December 31, 2006
(1) Organization
The GreenHaven Continuous Commodity Index Fund (the Index Fund) was formed as a Delaware statutory trust on October 27, 2006, and had not yet commenced operations as of December 31, 2007. The Index Fund will offer common units of beneficial interest (the Shares). Upon inception of the Index Fund, 50 General Units of the Index Fund were issued to GreenHaven Commodity Services, LLC (the Managing Owner) in exchange for a capital contribution pledge of $1,500. The Managing Owner serves the Index Fund as commodity pool operator, commodity trading advisor, and managing owner. Similarly, the Managing Owner also serves the GreenHaven Continuous Commodity Index Master Fund (the Master Fund) as commodity pool operator, commodity trading advisor, and managing owner. Shares will be purchased from the Index Fund only by Authorized Participants in one or more blocks of 50,000 Shares, called a Basket. The proceeds of the offering of Shares will be invested in the Master Fund.
The Master Fund will actively trade exchange traded futures on the commodities comprising the Reuters Continuous Commodity Index (the Index), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio will also include United States Treasury securities for deposit with the Master Fund’s commodities brokers as margin and other high credit quality short term fixed income securities. Upon the successful completion of the offering, the Fund will wholly own the Master Fund except for a small holding by the Managing Owner.. The Index is intended to reflect the performance of certain commodities.
The commodities comprising the Index (the Index Commodities) are: Corn, Soybeans, Wheat, Live Cattle, Lean Hogs, Gold, Silver, Copper, Cocoa, Coffee, Sugar, Cotton, Orange Juice, Platinum, Crude Oil, Heating Oil, and Natural Gas. The Managing Owner and the Shareholders will share in any profits and losses of the Index Fund attributable to the Index Fund in proportion to the percentage interest owned by each. The Managing Owner, the Index Fund and the Master Fund will retain the services of third party service providers to operate the ongoing operations of the Index Fund and the Master Fund (see Note (2)).
(2) Service Providers and Related Party Agreements
(a) “The Trustee” — CSC Trust is the trustee for the Index Fund and Master Fund. CSC Trust is headquartered in Wilmington, DE.
(b) “The Managing Owner” — GreenHaven Commodity Services, LLC is the managing owner of the Index Fund and Master Fund and is responsible for the day to day operations of both entities. The Managing Owner will charge the fund a management fee for its services. GreenHaven Commodity Services, LLC is a Delaware limited liability company with operations in Atlanta, GA.
(c) “The Administrator” — The Bank of New York has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Index Fund and the Master Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator performs or supervises the services necessary for the operation and administration of the Index Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York is based in New York, New York.
(d) “The Commodity Brokers” — Merrill Lynch, Pierce, Fenner & Smith is currently the Master Fund’s only clearing broker. In their capacity as clearing brokers, the Commodity Brokers will execute and clear each of the Master Fund’s futures transactions and will perform certain administrative services for the Master Fund. Merrill Lynch is based in New York City, New York.

(e) “The Distributor” — ALPS Inc. will provide certain distribution services to the Index Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Index Fund and Distributor, the Distributor will assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets. The Distribution Services Agreement is effective for two years and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty (60) days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement shall automatically terminate in the event of its assignment.
(f) “The Marketing Agent” — ALPS Fund Services, Inc. will provide certain marketing services to the Index Fund. The Managing Owner, on behalf of the Fund and Master Fund, has appointed ALPS Fund Services, Inc, or ALPS Fund Services, an affiliate of the Distributor, as a marketing agent to the Fund and Master Fund. ALPS Fund Services will provide assistance to the Managing Owner with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus, providing support to national account managers and wholesalers’ field activities, assisting national account managers in implementing sales strategy. ALPS Fund Services will not open or maintain customer accounts or handle orders for the Fund. ALPS Fund Services will engage in public seminars, road shows, conferences, media interviews, field incoming telephone calls and distribute sales literature and other communications (including electronic media) regarding the Fund.
(g) The additions and redemptions of fund shares will be processed by the fund’s transfer agent, the Bank of New York. These transactions will be processed on Depository Trust Company’s (“DTC’s”) book entry system.
(3) Summary of Significant Accounting Policies
(a) Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the statement of financial condition. Actual results could differ from those estimates.
(b) Cash and cash equivalents
The Company defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when acquired.
(c) Income Taxes
No provision for Federal, state, and local income taxes has been made in the accompanying statement of financial condition, as investors are individually responsible for their own income taxes.
(d) Consolidation
Upon the initial offering of the limited shares of the Index Fund, the capital raised by the Fund will be used to purchase 100% of the common units of beneficial interest of the Master Fund. The financial statement balances of the Master Fund will be consolidated with the Index Fund’s financial statement balances beginning the first reporting period subsequent to the initial offering, and all significant inter-company balances and transactions will be eliminated.
(e) Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007, and has determined that the application of this Statement did not have any impact on its results of operation and financial condition. In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157), Statement 157 defines fair value, establishes framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its financial statements disclosures. On February 12, 2008, FASB posted Staff Position 157-2. This FASB Staff Position (FSP) delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund does not believe that this staff position will change the impact on it of Statement 157.
FASB Statement No. 159 , The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, became effective for all fiscal years beginning after November 15, 2007 and permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Since the Master Fund will value its holdings at fair value and regulatorily has no option to do otherwise, management believes that FAS 159 has no application to the Fund or the Master Fund.
(4) The Offering of the Shares
Shares may be purchased from the Index Fund only by certain eligible financial institutions (Authorized Participants) in one or more blocks of 50,000 Shares, called Baskets. The Index Fund will accept subscriptions for Shares in Baskets only from Authorized Participants at $30 per Share ($1.5 million per Basket) during the initial offering period. After the initial offering period, the Index Fund will issue Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Index Fund, at the net asset value of 50,000 Shares as of the closing time of the American Stock Exchange (AMEX) or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Index Fund.
The minimum number of Shares that must be subscribed for by Authorized Participants prior to the commencement of trading, or the Subscription Minimum, is 200,000 or $6 million. Subscription funds received during the initial offering period will be deposited in an escrow account and held there until the funds are either released for investment in the Master Fund for trading purposes or returned to the payors of such funds. An Authorized Participant’s escrowed subscription funds will earn interest, which will be retained by the Index Fund for the benefit of all investors unless such subscription is rejected, in which case the interest attributable to such subscription amount will be paid to such Authorized Person upon the return of the subscription amount.
(5) Operating Expenses, Organizational and Offering Costs
Expenses incurred in connection with organizing the Index Fund and the Master Fund and the offering of the Shares will be paid by GreenHaven, LLC, a Georgia limited liability company formed in August 2005. GreenHaven, LLC is the sole member of the Managing Owner. The Index Fund and the Master Fund do not have an obligation to reimburse GreenHaven, LLC or its affiliates for organization and offering expenses paid on their behalf. As of December 30, 2006, the organization and initial offering expenses incurred were $26,769 and $135,537, respectively. As of December 31, 2007, the organization and initial offering expenses incurred were $ 7,989 and $ 321,091, respectively. During the Continuous Offering Period, all of the routine operational, administrative and other ordinary expenses of the Index Fund and Master Fund will be paid by the Managing Owner including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, legal fees and expenses, tax preparation expenses, filing fees, fees in connection with fund administration, and printing, mailing and duplication costs.
(6) Termination
The term of the Index Fund is perpetual (unless terminated earlier in certain circumstances) as defined in the Prospectus.
(7) Redemptions
On any business day, an Authorized Participant may place an order with the Distributor to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Distributor receives a valid redemption order is the redemption order date. The redemption procedures allow only Authorized Participants to purchase and redeem Baskets. Individual Shareholders may not redeem Shares directly from the Index Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Index Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption distribution, an Authorized Participant’s DTC account will be charged the nonrefundable transaction fee due for the redemption order. Redemptions will not be permitted during the initial offering period. The redemption distribution from the Index Fund consists of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the AMEX or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Index Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system. The redemption distribution due from the Index Fund is delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Index Fund’s DTC account has been credited with the Baskets to be redeemed. If the Index Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Administrator receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Index Fund’s DTC account by noon, New York time, on such next business day.
Any further outstanding amount of the redemption order shall be canceled. The Administrator is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Index Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Administrator and the Managing Owner may from time to time agree upon. The Distributor may, in its discretion, and will when directed by the Managing Owner, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Distributor will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of the delay. Under the Distribution Services Agreement, the Managing Owner and the Distributor may disclaim any liability for any loss or damage that may result from any such suspension or postponement.
8. Subsequent Event — Raising Capital
The initial offering period began and ended on January 23, 2008 during which time 350,000 shares of the Index Fund were sold at $30 per share for total proceeds of $10,500,000. The entire proceeds were received by the Index Fund which then invested them in the Index Master Fund. Shares were then listed for trading on the American Stock Exchange on January 24, 2008, marking the beginning of the continuous offering period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Unitholder of
GreenHaven Continuous Commodity Index Master Fund:
We have audited the accompanying statements of financial condition of GreenHaven Continuous Commodity Index Master Fund (the Master Fund) as of December 31, 2007 and 2006. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Master Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Master Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of the Master Fund as of December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.
Atlanta, Georgia
March 17, 2008

GreenHaven Continuous Commodity Index Master Fund
STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2007	2006
Assets
Cash and cash equivalents	$—	$—

Total assets	$—	$—

Unitholder’s Equity
General units — 50 General units	1,500	1,500
Subscription receivable — Greenhaven Commodity Services LLC	(1,500)	(1,500)

Total Unitholder’s Equity	$—	$—

The accompanying notes are an integral part of these financial statements.

GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
Notes to Financial Statements
December 31, 2007 and December 31, 2006
(1) Organization
The GreenHaven Continuous Commodity Index Master Fund (the Master Fund) was formed as a Delaware statutory trust on October 27, 2006, and had not yet commenced operations as of December 31, 2007. The Master Fund will offer units of beneficial interest (the Units), and the sole Unit holders will be GreenHaven Continuous Commodity Index Fund (the Index Fund) and GreenHaven Commodity Services, LLC (the Managing Owner). The Managing Owner and the Unit holders will share in any profits and losses of the Master Fund attributable to the Master Fund in proportion to the percentage interest owned by each. Upon inception of the Master Fund, 50 General Units of the Master Fund were issued to the Managing Owner in exchange for the pledge of a capital contribution of $1,500. The Managing Owner will serve the Master Fund as commodity pool operator, commodity trading advisor, and managing owner. Similarly, the Managing Owner will also serve the Index Fund as commodity pool operator, commodity trading advisor, and managing owner. The Master Fund will invest the proceeds from the offering of Units by trading exchange traded futures on the commodities comprising the Reuters Continuous Commodity Index (the Index), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also will include United States Treasury securities for deposit with the Master Fund’s commodities brokers as margin and other high credit quality short term fixed income securities. The Index is intended to reflect the performance of certain commodities. The commodities comprising the Index (the Index Commodities) are: Corn, Soybeans, Wheat, Live Cattle, Lean Hogs, Gold, Silver, Copper, Cocoa, Coffee, Sugar, Cotton, Orange Juice, Platinum, Crude Oil, Heating Oil, and Natural Gas.
(2) Service Providers and Related Party Agreements
(a) “The Trustee” — CSC Trust is the trustee for the Index Fund and Master Fund. CSC Trust is headquartered in Wilmington, DE.
(b) “The Managing Owner” — GreenHaven Commodity Services, LLC is the managing owner of the Index Fund and Master Fund and will be responsible for the day to day operations of both entities. The Managing Owner will charge the fund a management fee for its services. GreenHaven Commodity Services, LLC is a Delaware limited liability company with operations in Atlanta, GA.
(c) “The Administrator” — The Bank of New York has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Index Fund and the Master Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator performs or supervises the services necessary for the operation and administration of the Index Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York is based in New York, New York.
(d) “The Commodity Brokers” — Merrill Lynch, Pierce, Fenner & Smith is currently the Master Fund’s clearing broker. In their capacity as clearing brokers, the Commodity Brokers will execute and clear each of the Master Fund’s futures transactions and will perform certain administrative services for the Master Fund. Merrill Lynch is based in New York City, New York.
(e) “The Distributor” — ALPS Inc. will provide certain distribution services to the Index Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Index Fund and Distributor, the Distributor will assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets. The Distribution Services Agreement is effective for two years and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty (60) days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement shall automatically terminate in the event of its assignment.
(f) “The Marketing Agent” — ALPS Fund Services, Inc. will provide certain marketing services to the Index Fund. The Managing Owner, on behalf of the Fund and Master Fund, has appointed ALPS Fund Services, Inc, or ALPS Fund Services, an affiliate of the Distributor, as a marketing agent to the Fund and Master Fund. ALPS Fund Services will provide assistance to the Managing Owner with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus, providing support to national account managers and wholesalers’ field activities, assisting national account managers in implementing sales strategy. ALPS Fund Services will not open or maintain customer accounts or handle orders for the Fund. ALPS Fund Services will engage in public seminars, road shows, conferences, media interviews, field incoming telephone calls and distribute sales literature and other communications (including electronic media) regarding the Fund
(g) The additions and redemptions of fund shares will be processed by the funds transfer agent the Bank of New York. These transactions will be processed on Depository Trust Company’s (“DTC’s”) book entry system.
(3) Summary of Significant Accounting Policies
(a) Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.
(b) Cash and cash equivalents
The Company defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when acquired.
(c) Income Taxes
No provision for Federal, state, and local income taxes has been made in the accompanying statements of financial condition, as investors are individually responsible for their own income taxes.
(d) Recently Issued Accounting Standards
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48) an interpretation of FASB Statement 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a threshold of more-likely-than-not for recognition of tax benefits of uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides related guidance on measurement, derecognition, classification, interest and penalties, and disclosure. The Fund adopted FIN 48 on January 1, 2007, and has determined that the application of this Statement did not have any impact on its results of operation and financial condition.
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157), Statement 157 defines fair value, establishes framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund is currently evaluating the impact of adopting Statement 157 on its financial statements disclosures. On February 12, 2008, FASB posted Staff Position 157-2. This FASB Staff Position (FSP) delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund does not believe that this staff position will change the impact on it of Statement 157.

FASB Statement No. 159 , The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, became effective for all fiscal years beginning after November 15, 2007 and permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. Since the Master Fund will value its holdings at fair value and regulatorily has no option to do otherwise, management believes that FAS 159 has no application to the Fund or the Master Fund.
(4) The Offering of the Units
Master Fund Units may be purchased from the Master Fund only by the Index Fund in one or more blocks of 50,000 Master Fund Units, called a Master Unit Basket. Master Fund Units will be offered at $30 per Master Fund Unit ($1.5 million per Master Unit Basket) during the initial offering period. After the initial offering period, the Master Fund will issue Master Fund Units in Master Unit Baskets only to the Index Fund continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Master Unit Basket is accepted by the Master Fund, at the net asset value of 50,000 Master Fund Units as of the closing time of the American Stock Exchange (AMEX) or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the day that a valid order to create a Master Unit Basket is accepted by the Master Fund.
(5) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
Upon commencement of operations, the Master Fund will pay the Managing Owner a management fee (the Management Fee) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of Master Fund. No separate management fee will be paid by the Index Fund. The Management Fee will be paid in consideration of the use of the license for the Reuters Continuous Commodity Index held by GreenHaven, LLC and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services.
(b) Organization and Offering Expenses
Expenses incurred in connection with organizing the Index Fund and the Master Fund and the offering of the Shares will be paid by GreenHaven, LLC, a Georgia limited liability company formed in August 2005. GreenHaven, LLC is the sole member of the Managing Owner. The Index Fund and the Master Fund do not have an obligation to reimburse Greenhaven, LLC or its affiliates for organization and offering expenses paid on their behalf. As of December 31, 2006, the organization and initial offering expenses incurred were $26,769 and $135,537, respectively. As of December 31, 2007, the organization and initial offering expenses incurred were $ 7,989 and $ 321,091, respectively.
(c) Brokerage Commissions and Fees
Upon commencement of operations, the Master Fund will pay to the Commodity Broker all brokerage commissions, including applicable exchange fees, give up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. The Managing Owner believes that on average total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction.
(d) Routine Operational, Administrative and Other Ordinary Expenses
During the Continuous Offering Period the Managing Owner will pay all of the routine operational, administrative and other ordinary expenses of the Index Fund and the Master Fund, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, legal fees and expenses, tax preparation expenses, filing fees, fees in connection with fund administration, and printing, mailing and duplication costs.

(e) Extraordinary Fees and Expenses
The Master Fund will pay all the extraordinary fees and expenses, if any, of the Index Fund and the Master Fund. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount.
(6) Termination
The term of the Master Fund is perpetual (unless terminated earlier in certain circumstances) as defined in the Prospectus. On any business day, the Index Fund may place an order with the Administrator to redeem one or more Baskets.
(7) Redemptions
Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Administrator receives a valid redemption order is the redemption order date. The redemption procedures allow the Index Fund to redeem Baskets. The redemption distribution from the Master Fund consists of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Index Fund’s redemption order as of the closing time of the AMEX or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Master Fund will distribute the cash redemption amount to the Index Fund at noon, New York time, on the business day immediately following the redemption order date.
The redemption distribution due from the Master Fund is delivered to the Index Fund at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Master Fund account has been credited with the Baskets to be redeemed. If the Master Fund’s account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Administrator receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Master Fund’s account by noon, New York time, on such next business day.
Any further outstanding amount of the redemption order shall be cancelled. The Administrator is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Master Fund’s account by noon, New York time, on the business day immediately following the redemption order date if the Index Fund has collateralized its obligation to deliver the Baskets on such terms as the Master Fund and the Managing Owner may from time to time agree upon. Redemptions will not be permitted during the initial offering period.
The Distributor may, in its discretion, and will when directed by the Managing Owner, suspend the right of redemption or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Distributor will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant.
For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the net asset value of the Fund declines during the period of the delay. Under the Distribution Services Agreement, the Managing Owner and the Distributor may disclaim any liability for any loss or damage that may result from any such suspension or postponement.

8. Subsequent Event — Raising Capital
The initial offering period began and ended on January 23, 2008 during which time 350,000 shares of the Index Master Fund were sold at $30 per share for total proceeds of $10,500,000. The entire proceeds were received by the Index Fund which then invested them in the Index Master Fund. Shares were then listed for trading on the American Stock Exchange on January 24, 2008, marking the beginning of the continuous offering period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures with respect to the Fund were effective as of the end of the period covered by this annual report.
Internal control over financial reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.
The current board of managers and executive officers of the Managing Owner are as follows:

Name	Age	Position
Ashmead Pringle	62	Chief Executive Officer and Member of the Board of Managers
Thomas J. Fernandes	34	Chief Operating Officer, principal financial officer and Member of the Board of Managers
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
The Fund has no employees, officers or directors and is managed by GreenHaven Commodity Services LLC. None of the directors or officers of GreenHaven Commodity Services LLC receive compensation from the Fund. GreenHaven Commodity Services LLC receives a monthly management fee of 1/12 of 0.85% (0.85% annually) of the net asset value per Limited Share at the end of each month. During 2007, the Fund incurred no management fees or brokerage commission expenses.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Limited Shares as of December 31, 2006, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class
General Shares	GreenHaven Commodity Services LLC c/o GreenHaven Commodity Services LLC 3340 Peachtree Rd, Suite 1910 Atlanta, GA 30326	50 shares	100%
The Fund has no securities authorized for issuance under equity compensation plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
The following table sets forth the fees for professional services rendered by Grant Thornton, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Audit Fees	$85,612	$21,200
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Total	$85,612	$21,200

Approval of Independent Registered Public Accounting Firm Services and Fees
The Audit Committee of the Managing Owner approved all of the services provided by Grant Thornton to the Fund described above. The Audit Committee of the Managing Owner preapproves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
See financial statements commencing on page 28 hereof.
(a)(2) Financial Statement Schedules
No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
(a)(3) Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, including exhibits contained in our registration statement on Form S-1 (File No.333-138424). All other documents listed are filed or furnished, as applicable, with this report.

EXHIBIT NO.	DESCRIPTION
4.1	Amended Declaration of Trust and Trust Agreement of the Registrant*

4.2	Amended Declaration of Trust and Trust Agreement of the Co-Registrant*

4.3	Form of Participant Agreement****

10.1	Form of Escrow Agreement***

10.2	Form of Global Custody Agreement***

10.3	Form of Administration Agreement***

10.4	Form of Transfer Agency and Service Agreement***

10.5	Form of Distribution Services Agreement**

10.6	Marketing Agreement with ALPS Distributors, Inc**.

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

EXHIBIT NO.	DESCRIPTION
31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Prospectus filed by the registrant on January 14, 2008 as supplemented on January 18, January 23, and February 20, 2008 pursuant to Rule 424(b)(3) of the Securities Act (File No.333-138424)

*	Previously filed as an exhibit to Form S-1 on November 3, 2006 and incorporated herein by reference.

**	Previously filed as an exhibit to Form 8-K on January 14, 2008 and incorporated herein by reference.

***	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1 on August 1, 2007 and incorporated herein by reference.

****	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1 on October 2, 2007 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle

	Name:	Ashmead Pringle
	Title:	Director and Chief Executive Officer

Dated: March 25, 2008	By:	/s/ Thomas J. Fernandes

	Name:	Thomas J. Fernandes
	Title:	Chief Operating Officer (principal financial officer)