Form 10-K/A
period 2007-12-31
GreenHaven Continuous Commodity Index Fund
filed 2008-03-28
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note
     This Form 10-K/A was filed in order to include the signature of Grant Thornton in their opinions for the December 31, 2007 audits of Greenhaven Continuous Commodity Index Fund and Greenhaven Continuous Commodity Index Master Fund.

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

29

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

35