Form 10-Q
period 2008-03-31
GreenHaven Continuous Commodity Index Fund
filed 2008-05-15
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32726

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Exact name of Registrant as specified in its charter)

Delaware	26-051234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services LLC
3340 Peachtree Rd, Suite 1910
Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404)-239-7942
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding Limited Shares as of March 31, 2008: 900,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Equity in broker trading accounts:
Short-term investments	$28,976,566	$—
Cash held by broker	1,526,283	—
Net unrealized depreciation on futures contracts	(1,265,056)	—

Deposits with broker	29,237,795	—
Other assets	2,685	—

Total assets	$29,240,478	$

Liabilities and shareholders’ equity
Management fee payable to related party	$22,902	$—

Total liabilities	22,902	—

Shareholders’ equity
General Units:
Paid-in capital – 50 units issued and outstanding	1,500	1,500
Accumulated earnings	123	—
Subscription receivable	—	(1,500)

Total General Units	1,623	—

Limited Units:
Paid-in capital – 900,000 and 0 redeemable units issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	28,969,570	—
Accumulated earnings	246,383	—

Total Limited Units	29,215,953	—

Total shareholders’ equity	29,217,576	—

Total liabilities and shareholders’ equity	$29,240,478	$—

Net asset value per share
General shares	$32.46	N/A

Shares	$32.46	N/A

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
March 31, 2008

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 2.92% due April 15, 2008	13.68%	$3,998,056	$4,000,000
U.S. Treasury Bills, 0.52% due April 17, 2008	35.24	10,294,510	10,300,000
U.S. Treasury Bills, 1.50% due April 24, 2008	23.94	6,994,813	7,000,000
U.S. Treasury Bills, 1.52% due May 1, 2008	16.07	4,695,145	4,700,000
U.S. Treasury Bills, 2.20% due May 22, 2008	5.13	1,497,364	1,500,000
U.S. Treasury Bills, 2.16% due May 29, 2008	5.12	1,496,678	1,500,000

Total United States Treasury Obligations (cost $28,960,108)	99.18%	$28,976,566	$29,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (24 contracts, settlement date May 14, 2008)	(0.19)%	$(54,470)	$557,040
Cocoa (25 contracts, settlement date July 16, 2008)	(0.14)	(39,850)	587,250
Cocoa (25 contracts, settlement date September 15, 2008)	(0.16)	(47,460)	588,500
Coffee (11 contracts, settlement date May 19, 2008)	(0.37)	(109,537)	525,525
Coffee (12 contracts, settlement date July 21, 2008)	(0.33)	(98,344)	584,775
Coffee (12 contracts, settlement date September 18, 2008)	(0.41)	(121,444)	596,025
Copper (6 contracts, settlement date May 28, 2008)	0.04	12,613	574,650
Copper (6 contracts, settlement date July 29, 2008)	0.16	46,688	574,650
Copper (6 contracts, settlement date September 26, 2008)	0.06	16,825	570,900
Corn (19 contracts, settlement date May 14, 2008)	0.07	21,500	538,888
Corn (20 contracts, settlement date July 14, 2008)	0.14	39,688	582,000
Corn (20 contracts, settlement date September 12, 2008)	0.14	41,350	584,500
Cotton (24 contracts, settlement date May 07, 2008)	(0.23)	(66,850)	832,080
Cotton (24 contracts, settlement date July 9, 2008)	(0.20)	(58,750)	873,600
Florida Orange Juice (34 contracts, settlement date May 9, 2008)	(0.30)	(87,180)	559,215
Florida Orange Juice (34 contracts, settlement date July 11, 2008)	(0.30)	(86,243)	575,790
Florida Orange Juice (34 contracts, settlement date September 10, 2008)	(0.26)	(77,025)	591,090
Gold (9 contracts, settlement date June 26, 2008)	(0.07)	(19,480)	829,350
Gold (10 contracts, settlement date August 27, 2008)	(0.07)	(20,170)	925,500
Heating Oil (2 contracts, settlement date April 30, 2008)	0.04	10,970	244,112
Heating Oil (3 contracts, settlement date May 30, 2008)	0.16	47,225	359,680
Heating Oil (3 contracts, settlement date June 30, 2008)	0.08	24,683	358,987
Heating Oil (3 contracts, settlement date July 31, 2008)	0.12	36,221	359,365
Heating Oil (3 contracts, settlement date August 29, 2008)	0.10	29,707	360,688
Lean Hogs (13 contracts, settlement date April 14, 2008)	(0.06)	(16,930)	296,790
Lean Hogs (12 contracts, settlement date June 13, 2008)	(0.14)	(41,310)	326,160
Lean Hogs (13 contracts, settlement date July 15, 2008)	(0.12)	(35,250)	370,500
Lean Hogs (13 contracts, settlement date August 14, 2008)	(0.11)	(33,530)	369,460
Lean Hogs (13 contracts, settlement date October 14, 2008)	(0.11)	(31,590)	343,070
Light, Sweet Crude Oil (3 contracts, settlement date April 22, 2008)	0.07	20,230	304,740
Light, Sweet Crude Oil (3 contracts, settlement date May 20, 2008)	0.06	17,580	303,270
Light, Sweet Crude Oil (4 contracts, settlement date June 20, 2008)	0.09	26,230	402,240
Light, Sweet Crude Oil (3 contracts, settlement date July 22, 2008)	0.04	13,100	300,240
Light, Sweet Crude Oil (4 contracts, settlement date August 20, 2008)	0.07	20,820	398,560
Live Cattle (15 contracts, settlement date June 30, 2008)	(0.12)	(34,050)	526,500
Live Cattle (16 contracts, settlement date August 29, 2008)	(0.09)	(25,480)	594,300
Live Cattle (15 contracts, settlement date October 31, 2008)	(0.06)	(16,570)	594,880
Natural Gas (3 contracts, settlement date April 28, 2008)	0.07	21,100	303,030
Natural Gas (3 contracts, settlement date May 28, 2008)	0.14	39,730	305,310
Natural Gas (4 contracts, settlement date June 26, 2008)	0.15	42,780	410,320
Natural Gas (3 contracts, settlement date July 29, 2008)	0.12	34,970	309,090
Natural Gas (4 contracts, settlement date August 27, 2008)	0.18	51,880	412,520
Platinum (8 contracts, settlement date July 29, 2008)	—	(495)	817,360
Platinum (9 contracts, settlement date October 29, 2008)	(0.04)	(11,205)	920,745
Silver (6 contracts, settlement date May 28, 2008)	(0.15)	(43,875)	519,300
Silver (7 contracts, settlement date July 29, 2008)	(0.06)	(17,850)	609,000
Silver (7 contracts, settlement date September 26, 2008)	(0.09)	(26,565)	611,170
Soybean (9 contracts, settlement date May 14, 2008)	(0.34)	(100,112)	538,763
Soybean (9 contracts, settlement date July 14, 2008)	(0.29)	(84,513)	546,750
Soybean (10 contracts, settlement date August 14, 2008)	(0.31)	(91,337)	598,500
Sugar (42 contracts, settlement date April 30, 2008)	(0.29)	(85,882)	549,898
Sugar (42 contracts, settlement date June 30, 2008)	(0.24)	(71,277)	570,125
Sugar (42 contracts, settlement date September 30, 2008)	(0.24)	(69,496)	588,941
Wheat (13 contracts, settlement date May 14, 2008)	(0.29)	(83,313)	603,850
Wheat (12 contracts, settlement date July 14, 2008)	(0.12)	(35,850)	562,200
Wheat (12 contracts, settlement date September 12, 2008)	(0.13)	(37,663)	567,600

Net Unrealized Depreciation on Futures Contracts	(4.33)%	$(1,265,056)	$29,209,339

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Income and Expenses
For the Three Months Ended March 31, 2008

Three Months
Ended
March 31, 2008
Income
Interest Income	$95,279

Expenses
Management fee to related party	36,594
Brokerage commissions and fees	11,945

Total expenses	48,539

Net investment income	46,740

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	3,435
Futures Contracts	1,444,929

Net realized gain	1,448,364

Net Change in Unrealized Gain (Loss) on
Investments	16,458
Futures Contracts	(1,265,056)

Net change in unrealized loss	(1,248,598)

Net realized and unrealized gain on Investments and Futures Contracts	199,766

Net Income	$246,506

See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2008

	General Units					Limited Units				Total
					Total				Total
					General				Limited	Total
	General Units		Accumulated	Subscription	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Earnings	Receivable	Equity	Units	Amount	Earnings	Equity	Equity
Balance at December 31, 2007	50	$1,500	$—	(1,500)	$—	$—	$—	$—	$—	$—
Collection of subscription receivable	—	—	—	1,500	1,500	—	—	—	—	1,500
Sale of Shares	—	—	—	—	—	1,000,000	32,549,359	—	32,549,359	32,549,359
Redemption of Limited Units	—	—	—	—	—	(100,000)	(3,579,789)	—	(3,579,789)	(3,579,789)
Net income:									—	—
Net investment income	—	—	3	—	3	—	—	46,737	46,737	46,740
Net realized gain on Investments and Futures Contracts	—	—	97	—	97	—	—	1,448,267	1,448,267	1,448,364
Net change in unrealized gain on Investments and Futures Contracts	—	—	23	—	23	—	—	(1,248,621)	(1,248,621)	(1,248,598)

Net income	—	—	123	—	123	—	—	246,383	246,383	246,506

Balance at March 31, 2008	50	$1,500	$123	—	$1,623	900,000	$28,969,570	$246,383	$29,215,953	$29,217,576

See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2008

Cash flow from operating activities:
Net Income	$246,506
Adjustments to reconcile net income to net cash used in operating activities:
Purchase of investment securities	(34,061,831)
Proceeds from investment securities sold	5,194,575
Net accretion of discount and amortization of premium	(89,417)
Net realized gain from investments	(3,435)
Unrealized appreciation from investments	1,248,598
Increase in other assets	(2,685)
Increase in accrued expense	22,902

Net cash used for operating activities	(27,444,787)

Cash flows from financing activities:
Collection of subscription receivable	1,500
Proceeds from sale of Limited Units	32,549,359
Redemption of Units	(3,579,789)

Net cash provided by financing activities	28,971,070

Net change in cash	1,526,283
Cash held by broker at beginning of period	—

Cash held by broker at end of period	$1,526,283

See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Notes to Unaudited Consolidated Financial Statements
March 31, 2008
(1) Organization
The GreenHaven Continuous Commodity Index Fund (the “Fund”; Fund may also refer to the Fund and the Master Fund, collectively as the context requires) was formed as a Delaware statutory trust on October 27, 2006, and GreenHaven Continuous Commodity Master Index Fund (the “Master Fund”), was formed as a Delaware statutory trust on October 27, 2006. The Fund offers common units of beneficial interest (the “Shares”). Upon inception of the Fund, 50 General Units of the Fund were issued to GreenHaven Commodity Services, LLC (the “Managing Owner”) in exchange for a capital contribution of $1,500. The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner.
Shares are purchased from the Fund only by Authorized Participants in one or more blocks of 50,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Master Fund actively trades exchange traded futures on the commodities comprising the Reuters Continuous Commodity Index (“the Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities for deposit with the Master Fund’s commodities brokers as margin and other high credit quality short term fixed income securities. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (the AMEX) on January 24, 2008. Accordingly, there is no comparable prior reporting period.
The Index is intended to reflect the performance of certain commodities. The commodities comprising the Index (the “Index Commodities”) are: Corn, Soybeans, Wheat, Live Cattle, Lean Hogs, Gold, Silver, Copper, Cocoa, Coffee, Sugar, Cotton, Orange Juice, Platinum, Crude Oil, Heating Oil, and Natural Gas.
The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each.
The Managing Owner, the Fund and the Master Fund will retain the services of third party service providers to operate the ongoing operations of the Fund and the Master Fund (see Note (2)).
Unaudited Interim Financial Information
The consolidated financial statements as of and for the three month period ended March 31, 2008 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statement and includes all adjustments necessary for a fair statement of the Fund’s financial position at March 31, 2008. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
(2) Service Providers and Related Party Agreements
(a) “The Trustee” – CSC Trust is the trustee for the Fund and Master Fund. CSC Trust is headquartered in Wilmington, DE.
(b) “The Managing Owner” – GreenHaven Commodity Services, LLC is the managing owner of the Fund and Master Fund and is responsible for the day to day operations of both entities. The Managing Owner charges the Fund a management fee for its services. GreenHaven Commodity Services, LLC is a Delaware limited liability company with operations in Atlanta, GA.

(c) “The Administrator” – The Bank of New York Mellon Corporation has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund and the Master Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator performs or supervises the services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving net asset value calculations, accounting and other fund administrative services. As the Fund’s transfer agent, the Administrator will process additions and redemptions of Shares. These transactions will be processed on Depository Trust Company’s (“DTC’s”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York Mellon Corporation is based in New York, New York.
(d) “The Commodity Broker” – Merrill Lynch, Pierce, Fenner & Smith is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. Merrill Lynch is based in New York, New York.
(e) “The Distributor” – ALPS Inc. provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets. The Distribution Services Agreement is effective for two years and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty (60) days written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement shall automatically terminate in the event of its assignment.
(f) “The Authorized Participant” — Authorized Participants may create or redeem shares of the Master Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust Company, or DTC, and (3) have entered into a participant agreement with the Fund and the Managing Owner, or a Participant Agreement. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. A list of the current Authorized Participants can be obtained from the Administrator. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Master Unit Baskets by the Fund.
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
(b) Cash and Cash Equivalents
The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when acquired.
(c) United States Treasury Obligations
The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s commodity brokers as margin and for trading restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.
(d) Income Taxes
The Fund and Master Fund are classified as a grantor trust and a partnership respectively, for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.
(e) Futures Contracts
All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.
(f) Basis of Presentation & Consolidation
Upon the initial offering of the limited shares of the Fund, 100% of the capital raised by the Fund was used to purchase common units of beneficial interest of the Master Fund. The financial statement balances of the Master Fund were consolidated with the Fund’s financial statement balances beginning the first reporting period subsequent to the initial offering, and all significant inter-company balances and transactions were eliminated.
(5) Fair Value Measurements
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund was required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund has adopted Statement No. 157 on its financial statements disclosures since operation commenced on January 24th, 2008. The fund believes that all of the measurements of operations are reoccurring measurements. The assets of the fund are either exchange traded or government securities that have widely disseminated mark to market pricing. As a result the adoption of Statement 157 had no impact on the consolidated statements of financial condition and results of operation, or the manner for which fair value is determined.
The Fund utilized various inputs used in determining the value of the Fund’s investments. These inputs are summarized in the three broad levels listed below as follows:
Level 1 — quoted prices in active markets for identical securities

Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)

Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used as of March 31, 2008 in valuing the Fund’s assets at fair value are:

	Investments	Other Financial
Valuation inputs	in Securities	Instruments*
Level 1 - Quoted Prices	$—	$(1,265,056)
Level 2 - Other Significant Observable Inputs	28,976,566	—
Level 3 - Significant Unobservable Inputs	—	—
Total	$28,976,566	$(1,265,056)

*	Other financial instruments are futures contracts, which are valued at the unrealized appreciation/depreciation on the instrument.
(6) Financial Instrument Risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments to have a reasonable possibility to be settled in cash or through physical delivery. These instruments are traded on an exchange and are standardized contracts.
Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in commodity prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and the Managing Owner was unable to offset such positions, the Fund could experience substantial losses.
Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of assets and liabilities and not represented by the contract or notional amounts of the instruments.
The Fund and the Master Fund have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business.
(7) Share Purchases and Redemptions
(a) Purchases
Shares may be purchased from the Fund only by certain eligible financial institutions (Authorized Participants) in one or more blocks of 50,000 Shares, called Baskets. The Fund will issue Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 50,000 Shares as of the closing time of the AMEX or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

(b) Redemptions
On any business day, an Authorized Participant may place an order with the Distributor to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Distributor receives a valid redemption order is the redemption order date. The redemption procedures allow only Authorized Participants to purchase and redeem Baskets. Individual Shareholders may not redeem Shares directly from the Fund.
By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption distribution, an Authorized Participant’s DTC account will be charged the nonrefundable transaction fee due for the redemption order.
The redemption distribution from the Fund consists of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the AMEX or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.
The redemption distribution due from the Fund is delivered to the Authorized Participant at noon, New York time, on the business day immediately following the redemption order date if, by such time on such business day immediately following the redemption order date, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Administrator receives the fee applicable to the extension of the redemption distribution date which the Managing Owner may, from time to time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by noon, New York time, on such next business day. Any further outstanding amount of the redemption order shall be canceled. The Administrator is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by noon, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Administrator and the Managing Owner may from time to time agree upon.
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
(8) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fee incurred for the three month period ended March 31st, 2008 was $36,594. This fee was charged to the fund and paid to the Managing Owner.
(b) Organization and Offering Expenses
Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of the Shares will be paid by GreenHaven, LLC. GreenHaven, LLC is the sole member of the Managing Owner. The Fund and the Master Fund do not have an obligation to reimburse GreenHaven, LLC or its affiliates for organization and offering expenses paid on their behalf.
(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the three month period ended March 31st, 2008 were $11,945. These fees were charged to the fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e.half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to .02% of the net asset value of the Master Fund.
(d) Extraordinary Fees and Expenses
The Master Fund will pay all the extraordinary fees and expenses, if any, of the Fund and the Master Fund. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount.
(e) Routine Operational, Administrative and Other Ordinary Expenses
During the Continuous Offering Period the Managing Owner will pay all of the routine operational, administrative and other ordinary expenses of the Index Fund and the Master Fund, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, legal fees and expenses, tax preparation expenses, filing fees, fees in connection with fund administration, and printing, mailing and duplication costs
(9) Termination
The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as defined in the Prospectus.
(10) Profit and Loss Allocations and Distributions
The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.
(11) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the period from January 23, 2008 (commencement of investment operations) to March 31, 2008. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Period Ended
31-Mar-08
Net Asset Value
Initial offering price per Share	$30.00

Net realized and change in unrealized gain from investments	$2.39
Net investment income	0.07

Net increase in net assets from operations	2.46
Net asset value per Limited Share, beginning of period	30.00

Net asset value per Limited Share, end of period	$32.46

Market value per Limited Share, beginning of period	$30.00

Market value per Limited Share, end of period	$32.34

Ratio to average net assets (i)
Net investment income	1.07%
Total expenses	1.11%

Total Return, at net asset value (ii)	8.2%

Total Return, at market value (ii)	7.8%

(i)	Percentages are annualized.

(ii)	Percentages are not annualized and are calculated for the period January 23, 2008 to March 31, 2008 based on initial offering price upon commencement of investment operations of $30.00.
(12) Recently Issued Accounting Standards
In December 2007, the FASB issued a revision to FASB Statement No. 141, “Business Combinations.” Statement 141 (revised) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Statement 141 (revised) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Fund has made no commitments and entered into no negotiations regarding a business combination.
In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No 51” (Statement 160). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Fund is currently evaluating the impact of adopting Statement 160 on its results of operations and financial position.

In March 2008, the FASB issued FAS Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Statement 161 has the same scope as Statement 133. Accordingly, it applies to all entities. Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Fund is currently studying the requirements of Statement 161 and preparing to comply by the required date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Critical Accounting Policies
The Fund’s critical accounting policies are as follows:
Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. The Fund’s application of these policies involve judgments and actual results may differ from the estimates used.
The Master Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which will be recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses. Generally, fair values are based on quoted market closing prices. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.
The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement 157), effective January 1, 2008.
In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.
Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.
Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.
Liquidity
The Managing Owner knows of no trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.
Capital Resources
The Fund had no commitments for capital expenditures as of March 31, 2008. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2008 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is unleveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. The financial instruments are traded on an exchange and are standardized contracts.
The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as net asset values are not known until a future date.

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMNENCEMENT OF INVESTMENT OPERATIONS) TO MARCH 31, 2008 (REFERRED TO HEREIN AS “PERIOD ENDED MARCH 31, 2008”)
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the Amex on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

							Since
		Total	Extended			Year	Inception
Date	NAV	Shares	Value	1 Month	3 Months	to Date	Cumulative
1/24/2008	$30.00	900,050.00	$27,001,500.00	—	—	—
1/31/2008	$31.65	900,050.00	$28,486,582.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050.00	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050.00	$29,215,623.00	-8.33%	—	8.20%	8.20%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Introduction
The Fund aims to track the Reuters Continuous Commodity Index, which consists of seventeen commodities and is rebalanced daily. Due to the rebalancing, the Fund on a given day holds an equal amount of each of the seventeen index components. Thus, the exposure of the Fund to a given component remains over time very close to 1/17, or 5.88%. Unless the Index Owner (Reuters) changes the construction of the index, the Fund will maintain the same allocation to the same commodities. The value of the Shares relates directly to the value of the commodity futures and other assets held by the Master Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s portfolio of exchange-traded futures on the Index Commodities. The value of the Shares relate directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund.
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
Quantitative Forward-looking Statements
Quantifying the Fund’s Trading Risk
The following qualitative disclosures regarding the Fund’s risk exposures — except for those disclosures that are statements of historical fact — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures are subject to numerous uncertainties, contingencies and risks. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures of the Fund. There can be no assurance that the Fund’s current market exposure will not change materially. Investors may lose all or substantially all of their investment in the Fund.
The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of March 31, 2008 by market sector.

Grains	17.65%	Corn, Soybeans, Wheat

Livestock	11.76%	Hogs, Cattle

Metals	23.5%	Gold, Silver, Platinum, Copper

Energy	17.65%	Crude Oil, Natural Gas, Heating Oil

Softs	29.4%	Coffee, Cocoa, Sugar, Orange Juice, Cotton
Non-Trading Risk
The Fund invests its excess funds in short-term U.S. Treasury bills. These instruments are not interest-bearing and therefore trade at a discount to their value at maturity. The Fund expects that the market risk of holding these investments is not material.
QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE
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

ITEM 4. CONTROLS AND PROCEDURES.
Disclosure controls and procedures
Under the supervision and with the participation of the management of the Managing Owner, the Fund evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based upon that evaluation, management of the Managing Owner concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
The Fund commenced trading on January 23, 2008 and began to exercise its internal control over financial reporting thereafter. The Fund’s investing activity is limited to the purchase and sale of commodity futures contracts and of short-term U.S. Treasury bills. Futures transactions are made through Merrill Lynch, the Commodity Broker, which provides the Fund with statements on a daily basis. Bank of New York, the Fund’s Custodian, reconciles the reports from Merrill Lynch with its own records of Fund transactions. In addition, the Managing Owner each day reconciles its own records with those of Merrill Lynch and Bank of New York.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not Applicable.
Item 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2007, filed March 28, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (a) None.
     (b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-138424) was declared effective on December 5, 2007 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. Trading on the Amex commenced on January 24, 2008. The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.
For the period and the three months ended March 31, 2008, 1,000,000 Limited Shares were created for $32,549,359, and 100,000 Limited Shares were redeemed for $3,579,789. On March 31, 2008, 900,000 Limited Shares of the Fund were outstanding for a market capitalization of $29,106,000, based on that day’s closing price of $32.34 on the American Stock Exchange.
     (c) The following table summarizes the redemptions by Authorized Participants during the period and the three months ended March 31, 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 24, 2008 to March 31, 2008	100,000	$35.80
TOTAL:	100,000	$35.80
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: May 14, 2008	By:	/s/ Thomas J. Fernandes Name: Thomas J. Fernandes
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4