Form 10-Q
period 2008-06-30
GreenHaven Continuous Commodity Index Fund
filed 2008-08-13
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission File Number: 001-33909
GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-051234 (I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services LLC 3340 Peachtree Rd, Suite 1910 Atlanta, Georgia (Address of Principal Executive Offices)	30326 (Zip Code)
Registrant’s telephone number, including area code: (404)-239-7942
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding Limited Shares as of June 30, 2008: 800,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED JUNE 30, 2008

PART I. INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
Greenhaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
June 30, 2008 (unaudited) and December 31, 2007

	June 30,
	2008	December 31,
	(unaudited)	2007
Assets
Equity in broker trading accounts:
Short-term investments (cost $27,448,249)	$27,448,331	$—
Cash held by broker	232,545	—
Net unrealized appreciation on futures contracts	1,803,298	—

Total equity in broker trading accounts	29,484,174
Other assets	5,509	—

Total assets	$29,489,683	$—

Liabilities and shareholders’ equity
Management fee payable to related party	$20,977	$—

Total liabilities	20,977	—

Shareholders’ equity
General Units:
Paid in capital — 50 units issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,500	1,500
Accumulated earnings	342	—
Subscription receivable	—	(1,500)

Total General Units	1,842	—

Limited Units:
Paid in capital — 800,000 and 0 redeemable units issued and outstanding as of June 30, 2008 and December 31, 2007 , respectively	25,352,282	—
Accumulated earnings	4,114,582	—

Total Limited Units	29,466,864	—

Total shareholders’ equity	29,468,706	—

Total liabilities and shareholders’ equity	$29,489,683	$—

Net asset value per share

General Units	$36.83	N/A

Limited Units	$36.83	N/A
See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
June 30, 2008

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bill, 1.88% due July 03, 2008	10.18%	$2,999,907	$3,000,000
U.S. Treasury Bill, 1.99% due July 10, 2008	15.27	4,499,091	4,500,000
U.S. Treasury Bill, 1.84% due July 17, 2008	16.95	4,996,860	5,000,000
U.S. Treasury Bill, 1.80% due August 14, 2008	18.62	5,488,373	5,500,000
U.S. Treasury Bill, 1.86% due August 21, 2008	5.08	1,496,324	1,500,000
U.S. Treasury Bill, 2.05% due September 18, 2008	13.52	3,984,260	4,000,000
U.S. Treasury Bill, 1.86% due September 25, 2008	13.52	3,983,516	4,000,000

Total United States Treasury Obligations (cost $27,448,249)	93.14%	$27,448,331	$27,500,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (27 contracts, settlement date September 15, 2008)	0.30%	$89,300	$858,870
Cocoa (28 contracts, settlement date December 15, 2008)	0.34	99,790	885,080
Coffee (15 contracts, settlement date September 18, 2008)	0.22	64,275	861,750
Coffee (15 contracts, settlement date December 18, 2008)	0.26	77,025	881,719
Copper (9 contracts, settlement date September 26, 2008)	0.15	44,125	873,562
Copper (9 contracts, settlement date December 29, 2008)	0.14	41,375	868,387
Corn (23 contracts, settlement date September 12, 2008)	0.28	82,225	848,413
Corn (23 contracts, settlement date December 12, 2008)	0.27	79,675	870,550
Cotton (22 contracts, settlement date December 08, 2008)	(0.11)	(33,790)	864,820
Cotton (20 contracts, settlement date March 9, 2009)	(0.05)	(14,170)	840,500
Florida Orange Juice (31 contracts, settlement date September 10, 2008)	0.11	32,152	570,090
Florida Orange Juice (31 contracts, settlement date November 07, 2008)	0.10	30,315	584,738
Florida Orange Juice (30 contracts, settlement date January 09, 2009)	0.10	30,060	579,375
Gold (9 contracts, settlement date December 29, 2008)	0.07	20,440	843,930
Gold (9 contracts, settlement date February 25, 2009)	0.16	47,760	848,430
Heating Oil (3 contracts, settlement date August 29, 2008)	0.36	106,882	497,448
Heating Oil (2 contracts, settlement date September 30, 2008)	0.24	70,367	334,740
Heating Oil (2 contracts, settlement date October 31, 2008)	0.25	72,358	337,260
Heating Oil (2 contracts, settlement date November 28, 2008)	0.01	1,638	339,738
Heating Oil (1 contracts, settlement date December 31, 2008)	0.00	1,105	170,814
Lean Hogs (15 contracts, settlement date August 14, 2008)	(0.09)	(26,020)	425,400
Lean Hogs (15 contracts, settlement date October 14, 2008)	(0.07)	(19,410)	416,700
Lean Hogs (15 contracts, settlement date December 12, 2008)	(0.07)	(19,680)	434,400
Lean Hogs (14 contracts, settlement date February 13, 2009)	(0.01)	(4,220)	455,840
Light, Sweet Crude Oil (3 contracts, settlement date August 20, 2008)	0.46	135,250	421,740
Light, Sweet Crude Oil (3 contracts, settlement date September 22, 2008)	0.24	69,420	422,850
Light, Sweet Crude Oil (2 contracts, settlement date October 21, 2008)	0.24	70,140	282,480
Light, Sweet Crude Oil (2 contracts, settlement date November 20, 2008)	0.04	11,860	282,900
Light, Sweet Crude Oil (2 contracts, settlement date December 19, 2008)	0.04	10,990	283,120
Live Cattle (13 contracts, settlement date October 31, 2008)	0.12	35,510	577,200
Live Cattle (13 contracts, settlement date December 31, 2008)	0.14	40,800	587,340
Live Cattle (12 contracts, settlement date February 27, 2009)	0.03	9,710	553,080
Natural Gas (3 contracts, settlement date August 27, 2008)	0.28	82,980	402,540
Natural Gas (3 contracts, settlement date September 26, 2008)	0.33	97,180	405,150
Natural Gas (3 contracts, settlement date October 29, 2008)	0.23	66,620	412,950
Natural Gas (2 contracts, settlement date November 24, 2008)	0.05	13,480	282,200
Natural Gas (2 contracts, settlement date December 29, 2008)	0.04	13,140	286,000
Platinum (9 contracts, settlement date October 29, 2008)	(0.03)	(9,855)	932,400
Platinum (8 contracts, settlement date January 28, 2009)	0.03	8,865	830,080
Silver (10 contracts, settlement date September 26, 2008)	0.10	30,445	875,500
Silver (10 contracts, settlement date December 29, 2008)	0.06	17,945	882,700
Soybean (11 contracts, settlement date November 14, 2008)	0.31	92,212	865,700
Soybean (11 contracts, settlement date January 14, 2009)	0.12	34,275	873,675
Sugar (56 contracts, settlement date September 30, 2008)	0.12	36,680	821,632
Sugar (56 contracts, settlement date February 27, 2009)	0.24	70,762	916,966
Wheat (20 contracts, settlement date September 12, 2008)	0.02	6,925	858,750
Wheat (20 contracts, settlement date December 12, 2008)	(0.05)	(15,613)	881,750

Net Unrealized Appreciation on Futures Contracts	6.12%	$1,803,298	$29,431,257

See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three and Six Months Ended June 30, 2008

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Income
Interest Income	$109,738	$205,017

Expenses
Management fee to related party	63,703	100,297
Brokerage commissions and fees	17,986	29,931

Total expenses	81,689	130,228

Net investment income	28,049	74,789

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	(2,889)	546
Futures Contracts	791,280	2,236,209

Net realized gain	788,391	2,236,755

Net Change in Unrealized Gain (Loss) on
Investments	(16,376)	82
Futures Contracts	3,068,354	1,803,298

Net change in unrealized gain	3,051,978	1,803,380

Net realized and unrealized gain on Investments and Future Contracts	3,840,369	4,040,135

Net Income	$3,868,418	$4,114,924

See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2008

	General Units					Limited Units				Total
					Total				Total
					General				Limited	Total
	General Units		Accumulated	Subscription	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Earnings	Receivable	Equity	Units	Amount	Earnings	Equity	Equity
Balance at December 31, 2007	50	$1,500	$—	$(1,500)	$—	—	$—	$—	$—	$—
Collection of Subscription receivable	—	—	—	1,500	1,500	—	—	—	—	1,500
Sale of Units	—	—	—	—	—	1,300,000	43,003,172	—	43,003,172	43,003,172
Redemption of Limited Units	—	—	—	—	—	(500,000)	(17,650,890)	—	(17,650,890)	(17,650,890)
Net income:	—	—	—	—	—	—	—	—	—	—
Net investment income	—	—	5	—	5	—	—	74,784	74,784	74,789
Net realized gain on Investments and	—	—	—	—	—	—	—	—	—	—
Futures Contracts	—	—	139	—	139	—	—	2,236,616	2,236,616	2,236,755
Net change in unrealized gain	—	—	—	—	—	—	—	—	—	—
on Investments and	—	—	—	—	—	—	—	—	—	—
Futures Contracts	—	—	198	—	198	—	—	1,803,182	1,803,182	1,803,380

Net income	—	—	342	—	342	—	—	4,114,582	4,114,582	4,114,924

Balance at June 30, 2008	50	$1,500	$342	$—	$1,842	800,000	$25,352,282	$4,114,582	$29,466,864	$29,468,706

See accompanying notes to financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2008

Cash flow from operating activities:
Net Income	$4,114,924
Adjustments to reconcile net income to net cash used for operating activities:
Purchase of investment securities	(75,231,488)
Proceeds from investment securities	47,978,390
Net accretion of discount and amortization of premium	(194,605)
Net realized gain on investments	(546)
Unrealized appreciation from investments	(1,803,380)
Increase in other assets	(5,509)
Increase in accrued expenses	20,977

Net cash used for operating activities	(25,121,237)

Cash flows from financing activities:
Collection of subscription receivable	1,500
Proceeds from sale of Limited Units	43,003,172
Redemption of Units	(17,650,890)

Net cash provided by financing activities	25,353,782

Net change in cash	232,545
Cash held by broker at beginning of period	—

Cash held by broker at end of period	$232,545

See accompanying notes to financial statements

GreenHaven Continuous Commodity Index Fund
Notes to Unaudited Consolidated Financial Statements
June 30, 2008
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
Shares are purchased from the Fund only by Authorized Participants in one or more blocks of 50,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Master Fund actively trades exchange traded futures on the commodities comprising the Reuters Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities for deposit with the Master Fund’s commodities brokers as margin and other high credit quality short term fixed income securities. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (the “AMEX”) on January 24, 2008. Accordingly, there is no comparable prior reporting period.
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
The Managing Owner, the Fund and the Master Fund will retain the services of third party service providers to the extent necessary to operate the ongoing operations of the Fund and the Master Fund (see Note (2)).
Unaudited Interim Financial Information
The consolidated financial statements as of and for the three month and six month periods ended June 30, 2008 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statement and include all adjustments necessary for a fair statement of the Fund’s financial position and investments at June 30, 2008, the results of operations for the three month and six month periods ended June 30, 2008, and its cash flows for the six months ended June 30, 2008. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
(2) Service Providers and Related Party Agreements
(a) “The Trustee” — CSC Trust is the trustee for the Fund and Master Fund. CSC Trust is headquartered in Wilmington, DE.

(b) “The Managing Owner” — GreenHaven Commodity Services, LLC is the managing owner of the Fund and Master Fund and is responsible for the day to day operations of both entities. The Managing Owner charges the Fund a management fee for its services. GreenHaven Commodity Services, LLC is a Delaware limited liability company with operations in Atlanta, GA.
(c) “The Administrator” — The Bank of New York Mellon Corporation has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund and the Master Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator performs or supervises the services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving net asset value calculations, accounting and other fund administrative services. As the Fund’s transfer agent, the Administrator will process additions and redemptions of Shares. These transactions will be processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York Mellon Corporation is based in New York, New York.
(d) “The Commodity Broker” — Merrill Lynch, Pierce, Fenner & Smith (“Merrill Lynch”) is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. Merrill Lynch is based in New York, New York.
(e) “The Distributor” — ALPS Inc. provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets. The Distribution Services Agreement is effective for two years and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty (60) days written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement shall automatically terminate in the event of its assignment.
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
(c) United States Treasury Obligations
The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s commodity brokers for margin purposes and to earn additional interest income on the remaining cash balance. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations using the interest method.
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
(4) Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157, “Fair Value Measurement” (“Statement 157”). Statement 157 defines fair value, establishes framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund was required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund adopted Statement No. 157 when trading operations commenced on January 24, 2008. The Fund believes that all of the measurements of operations are reoccurring measurements. The assets of the Fund are either exchange traded or government securities that have widely disseminated mark to market pricing. The adoption of Statement 157 had no impact on the consolidated statements of financial condition and consolidated statements of income and expenses, or the manner for which fair value is determined.

The Fund utilizes various inputs in determining the value of the Fund’s investments. These inputs are summarized in the three broad levels listed below as follows:
Level 1 — quoted prices in active markets for identical securities
Level 2 — other significant observable inputs (including quoted prices for similar securities traded on active markets and non-actively traded securities, etc.)
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used as of June 30, 2008 in valuing the Fund’s assets at fair value are:

	Investments	Other Financial
Valuation inputs	in Securities	Instruments*
Level 1 — Quoted Prices	$—	$1,803,298
Level 2 — Other Significant Observable Inputs	27,448,331	—
Level 3 — Significant Unobservable Inputs	—	—

Total	$27,448,331	$1,803,298

*	Other financial instruments are futures contracts, which are valued at the closing exchange price.
(5) Financial Instrument Risk
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
Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition and not represented by the contract or notional amounts of the instruments.
The Fund and the Master Fund have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and have no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business.

(6) Share Purchases and Redemptions
(a) Purchases
Shares may be purchased from the Fund only by certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 50,000 Shares, called Baskets. The Fund will issue Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 50,000 Shares as of the closing time of the AMEX or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.
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
(7) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the three month and six month periods ended June 30, 2008 was $63,703 and $100,297, respectively. These fees were charged to the fund and paid to the Managing Owner.
(b) Organization and Offering Expenses
Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of the Shares were paid by GreenHaven, LLC. GreenHaven, LLC is the sole member of the Managing Owner. The Fund and the Master Fund do not have an obligation to reimburse GreenHaven, LLC or its affiliates for organization and offering expenses paid on their behalf.
(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the three month and six month period ended June 30, 2008 were $17,986 and $29,931, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to .02% of the net asset value of the Master Fund.
(d) Extraordinary Fees and Expenses
The Master Fund will pay all the extraordinary fees and expenses, if any, of the Fund and the Master Fund. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount.
(e) Routine Operational, Administrative and Other Ordinary Expenses
During the Continuous Offering Period the Managing Owner will pay all of the routine operational, administrative and other ordinary expenses of the Fund and the Master Fund, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, legal fees and expenses, tax preparation expenses, filing fees, fees in connection with fund administration, and printing, mailing and duplication costs.
(8) Termination
The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as defined in the Prospectus.

(9) Profit and Loss Allocations and Distributions
The Managing Owner and the shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.
(10) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the period from January 23, 2008 (commencement of investment operations) to June 30, 2008 and for the three months ended June 30, 2008. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008

Net Asset Value
Initial offering price per Share	$30.00	$30.00

Net realized and change in unrealized gain from investments	4.34	6.73
Net investment income	0.03	0.10

Net increase in net assets from operations	4.37	6.83
Net asset value per Limited Share, beginning of period	32.46	30.00

Net asset value per Limited Share, end of period	36.83	36.83

Market value per Limited Share, beginning of period	32.34	30.00

Market value per Limited Share, end of period	$36.88	$36.88

Ratio to average net assets (i)
Net investment income	0.37	0.63
Total expenses	1.09	1.10

Total Return, at net asset value (ii)	13.5%	22.8	%(iii)

Total Return, at market value (ii)	14.0%	22.9	%(iii)

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

(iii)	Percentages are calculated for the period January 23, 2008 to June 30, 2008 based on initial offering price upon commencement of investment operations of $30.00.
(11) Recently Issued Accounting Standards
In December 2007, the FASB issued a revision to SFAS No. 141, “Business Combinations.” Statement 141 (revised) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Statement 141 (revised) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Fund has made no commitments and entered into no negotiations regarding a business combination.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No 51” (“Statement 160”). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Fund is currently evaluating the impact of adopting Statement 160 on its results of operations and financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”(“Statement 161”). Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Statement 161 has the same scope as Statement 133. Accordingly, it applies to all entities. Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Fund is currently studying the requirements of Statement 161 and preparing to comply by the required date.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement 162”). Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB does not expect that Statement 162 will result in a change in current practice. Consequently, the Fund does not believe that Statement 162 will result in a change in its accounting practices.
In May 2008. the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60” (“Statement 163”). The scope of Statement 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises within the scope of Statement 60. This Statement is effective for financial statements issued for periods beginning after December 15, 2008, however some disclosures about the insurance enterprise’s risk-management activities are effective for the first period beginning after May 2008 .The Fund does not believe it falls within the scope of Statement 60 and therefore does not believe that Statement No. 163 will have any affect on its accounting practices.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview / Introduction
As of December 31, 2007 the Fund had not commenced operations. The initial offering period began and ended on January 23, 2008 during which time 350,000 shares were sold at $30 per share for total proceeds of $10,500,000. The entire proceeds were received by the Fund which then invested them in the Master Fund. Shares were then listed for trading on the American Stock Exchange on January 24, 2008, marking the beginning of the continuous offering period. The ticker symbol of the Fund is GCC.
Performance Summary
There is no performance history prior to the beginning of trading on January 24, 2008. For performance history subsequent to the beginning of trading, see item (10) of the Notes to Unaudited Financial Statements of June 30, 2008, above.

Net Asset Value
The Administrator calculates a daily Net Asset Value per share of the Fund, based on closing prices of the underlying futures contracts. The first such calculation was as of market close on January 24, 2008, the first day of trading on the AMEX. Values of the underlying Index are computed by Reuters America, LLC, and disseminated by the AMEX every fifteen (15) seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.
Critical Accounting Policies
The Fund’s critical accounting policies are as follows:
Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. The Fund’s application of these policies involves judgments and actual results may differ from the estimates used.
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
The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (“Statement 157”), effective January 1, 2008. In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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
Capital Resources
The Fund had no commitments for capital expenditures as of June 30, 2008. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2008 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is unleveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
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

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO JUNE 30, 2008 (REFERRED TO HEREIN AS “PERIOD ENDED MARCH 31, 2008”)
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the Amex on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/24/2008	$30.00	900,050	$27,001,500.00	—	—	—	—
1/31/2008	$31.65	900,050	$28,486,582.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623.00	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,674.50	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$30,083,188.50	0.84%	-4.63%	12.57%	12.57%
6/30/20080	$36.83	800,050	$29,465,841.50	9.06%	13.46%	22.77%	22.77%
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
Metals Commodities: Price movements in futures contracts held by the Master Fund in metals commodities such as gold, silver, platinum and copper are affected by many specific factors. Some of these metal specific factors include, but are not limited to:
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
Agricultural Commodities: Price movements in futures contracts held by the Master Fund in agricultural commodities, such as wheat, corn and soybeans, are affected by many factors. Some of these agricultural specific factors include, but are not limited to:
•	Farmer planting decisions, general economic, market and regulatory factors.

•	Weather conditions, including hurricanes, tornadoes, storms and droughts, may have a material adverse effect on crops, live cattle, live hogs and lumber, which may result in significant fluctuations in prices in such commodities.

•	Changes in global supply and demand for agricultural products.

•	The price and quantity of imports and exports of agricultural commodities.

•	Political conditions, including embargoes and war, in or affecting agricultural production, imports and exports.

•	Technological advances in agricultural production.

•	The price and availability of alternative agricultural commodities.
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
The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of June 30, 2008 by market sector.

Grains	17.65%	Corn, Soybeans, Wheat
Livestock	11.76%	Hogs, Cattle
Metals	23.50%	Gold, Silver, Platinum, Copper
Energy	17.65%	Crude Oil, Natural Gas, Heating Oil
Softs	29.40%	Coffee, Cocoa, Sugar, Orange Juice, Cotton
Non-Trading Risk
The Fund invests its excess funds in short-term U.S. Treasury bills. These instruments are not interest-bearing and therefore trade at a discount to their value at maturity. The Fund expects that the market risk of holding these investments is not material.
Qualitative Disclosures Regarding Non-Trading Risk Exposures
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
Changes in Internal Control over Financial Reporting
The Fund commenced trading on January 24, 2008 and began to exercise its internal control over financial reporting thereafter. The Fund’s investing activity is limited to the purchase and sale of commodity futures contracts and of short-term U.S. Treasury bills. Futures transactions are made through Merrill Lynch, the Commodity Broker, which provides the Fund with statements on a daily basis. Bank of New York, the Fund’s Custodian, reconciles the reports from Merrill Lynch with its own records of Fund transactions. In addition, the Managing Owner each day reconciles its own records with those of Merrill Lynch and Bank of New York.
During the three months ended June 30, 2008, the Fund made no change to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
For the three months ended June 30, 2008, 300,000 Limited Shares were created for $10,453,813, and 400,000 Limited Shares were redeemed for $14,071,101. On June 30, 2008, 800,000 Limited Shares of the Fund were outstanding for a market capitalization of $29,504,000, based on that day’s closing price of $36.88 on the American Stock Exchange.
(c) The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid Per Share

April 1, 2008 to June 30, 2008	100,000	$35.80
TOTAL:	100,000	$35.80
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

GreenHaven Continuous Commodity Index Fund
	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle
		Name:	Ashmead Pringle
		Title:	Chief Executive Officer

Dated: August 12, 2008	By:	/s/ Thomas J. Fernandes
		Name:	Thomas J. Fernandes
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4