Form 10-Q
period 2008-09-30
GreenHaven Continuous Commodity Index Fund
filed 2008-11-12
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding Limited Shares as of September 30, 2008: 750,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED SEPTEMBER 30, 2008

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Greenhaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
September 30, 2008 (Unaudited) and December 31, 2007

	September 30,
	2008	December 31,
	(unaudited)	2007
Assets
Equity in broker trading accounts:

Short-term investments (cost $13,577,801)	$13,590,259	$—
Cash held by broker	10,104,010	—
Net unrealized depreciation on futures contracts	(2,880,544)	—

Total equity in broker trading accounts	20,813,725
Other assets	5,473	—

Total assets	$20,819,198	$—

Liabilities and shareholders’ equity
Management fee payable to related party	$15,852	$—

Total liabilities	15,852	—

Shareholders’ equity

General Units:
Paid in capital - 50 units issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	1,500	1,500
Accumulated deficit	(113)	—
Subscription receivable	—	(1,500)

Total General Units	1,387	—

Limited Units:
Paid in capital - 750,000 and 0 redeemable units issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	23,693,220	—
Accumulated deficit	(2,891,261)	—

Total Limited Units	20,801,959	—

Total shareholders’ equity	20,803,346	—

Total liabilities and shareholder’s equity	$20,819,198	$—

Net asset value per share

General Units	$27.74	N/A
Limited Units	$27.74	N/A
See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
September 30, 2008

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.10% due October 9, 2008	2.40%	$499,977	$500,000
U.S. Treasury Bills, 0.99% due October 16, 2008	24.01	4,997,540	5,000,000
U.S. Treasury Bills, 1.80% due November 6, 2008	9.60	1,998,740	2,000,000
U.S. Treasury Bills, 1.10% due November 13, 2008	9.60	1,998,144	2,000,000
U.S. Treasury Bills, 1.99% due November 20, 2008	7.21	1,499,712	1,500,000
U.S. Treasury Bills, 1.69% due December 11, 2008	4.80	998,688	1,000,000
U.S. Treasury Bills, 1.42% due December 26, 2008	7.68	1,597,458	1,600,000

Total United States Treasury Obligations (cost $ 13,577,801)	65.30%	$13,590,259	$13,600,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (16 contracts, settlement date December 15, 2008)	(0.16)%	$(34,060)	$409,280
Cocoa (16 contracts, settlement date March 16, 2009)	(0.10)	(21,320)	412,320
Cocoa (16 contracts, settlement date May 13, 2009)	(0.11)	(22,370)	413,120
Coffee (8 contracts, settlement date December 18, 2008)	(0.21)	(43,106)	391,350
Coffee (8 contracts, settlement date March 19, 2009)	(0.13)	(27,000)	404,400
Coffee (8 contracts, settlement date May 18, 2009)	(0.12)	(25,331)	412,800
Copper (6 contracts, settlement date December 29, 2008)	(0.27)	(55,775)	431,850
Copper (5 contracts, settlement date March 27, 2009)	(0.25)	(52,438)	360,437
Copper (6 contracts, settlement date May 27, 2009)	(0.29)	(60,113)	433,200
Corn (16 contracts, settlement date December 12, 2008)	(0.32)	(65,963)	390,000
Corn (16 contracts, settlement date March 13, 2009)	(0.21)	(43,150)	405,200
Corn (16 contracts, settlement date May 14, 2009)	(0.20)	(42,100)	414,800
Cotton (13 contracts, settlement date December 8, 2008)	(0.45)	(94,460)	372,125
Cotton (14 contracts, settlement date March 9, 2009)	(0.52)	(108,520)	432,250
Cotton (13 contracts, settlement date May 6, 2009)	(0.39)	(81,260)	414,245
Florida Orange Juice (28 contracts, settlement date January 9, 2009)	(0.36)	(74,025)	390,600
Florida Orange Juice (28 contracts, settlement date March 11, 2009)	(0.25)	(53,032)	405,930
Florida Orange Juice (29 contracts, settlement date May 8, 2009)	(0.26)	(53,670)	435,217
Gold (4 contracts, settlement date December 29, 2008)	0.07	14,570	352,320
Gold (5 contracts, settlement date February 25, 2009)	0.04	7,410	443,000
Gold (5 contracts, settlement date April 28, 2009)	0.04	8,500	445,200
Heating Oil (2 contracts, settlement date November 28, 2008)	(0.09)	(19,421)	245,381
Heating Oil (2 contracts, settlement date December 31, 2008)	(0.27)	(56,599)	247,691
Heating Oil (2 contracts, settlement date January 30, 2009)	(0.14)	(29,383)	248,699
Heating Oil (2 contracts, settlement date February 27, 2009)	(0.14)	(29,602)	248,573
Heating Oil (2 contracts, settlement date March 31, 2009)	(0.12)	(25,889)	247,649
Lean Hogs (15 contracts, settlement date December 12, 2008)	(0.21)	(44,000)	385,200
Lean Hogs (14 contracts, settlement date February 13, 2009)	(0.26)	(55,080)	395,640
Lean Hogs (15 contracts, settlement date April 15, 2009)	(0.22)	(44,920)	453,900
Light, Sweet Crude Oil (2 contracts, settlement date November 20, 2008)	0.00	760	200,520
Light, Sweet Crude Oil (2 contracts, settlement date December 19, 2008)	(0.24)	(49,650)	201,020
Light, Sweet Crude Oil (3 contracts, settlement date January 20, 2009)	(0.23)	(47,880)	302,400
Light, Sweet Crude Oil (3 contracts, settlement date February 20, 2009)	(0.23)	(47,370)	303,300
Light, Sweet Crude Oil (2 contracts, settlement date March 20, 2009)	(0.13)	(27,150)	202,800
Live Cattle (10 contracts, settlement date December 31, 2008)	(0.13)	(27,280)	401,500
Live Cattle (10 contracts, settlement date February 27, 2009)	(0.19)	(39,080)	402,900
Live Cattle (10 contracts, settlement date April 30, 2009)	(0.11)	(23,640)	403,400
Natural Gas (3 contracts, settlement date November 24, 2008)	(0.06)	(11,800)	233,640
Natural Gas (3 contracts, settlement date December 29, 2008)	(0.64)	(133,910)	240,600
Natural Gas (3 contracts, settlement date January 28, 2009)	(0.20)	(41,070)	241,650
Natural Gas (3 contracts, settlement date February 25, 2009)	(0.20)	(41,500)	237,900
Natural Gas (3 contracts, settlement date March 27, 2009)	(0.15)	(31,920)	233,250
Platinum (12 contracts, settlement date January 28, 2009)	(0.77)	(160,470)	617,100
Platinum (12 contracts, settlement date April 28, 2009)	(1.18)	(245,025)	622,800
Silver (7 contracts, settlement date December 29, 2008)	(0.19)	(38,825)	429,625
Silver (6 contracts, settlement date March 27, 2009)	(0.35)	(73,190)	371,280
Silver (7 contracts, settlement date May 27, 2009)	(0.42)	(87,650)	435,050
Soybean (8 contracts, settlement date January 14, 2009)	(0.35)	(73,550)	424,900
Soybean (8 contracts, settlement date March 13, 2009)	(0.33)	(68,100)	431,000
Soybean (7 contracts, settlement date May 14, 2009)	(0.33)	(68,000)	381,413
Sugar (40 contracts, settlement date February 27, 2009)	(0.14)	(28,213)	611,968
Sugar (39 contracts, settlement date April 30, 2009)	(0.19)	(38,987)	608,026
Wheat (12 contracts, settlement date December 12, 2008)	(0.30)	(62,300)	408,000
Wheat (11 contracts, settlement date March 13, 2009)	(0.40)	(82,387)	385,687
Wheat (12 contracts, settlement date May 14, 2009)	(0.48)	(100,250)	429,750

Net Unrealized Depreciation on Futures Contracts	(13.84)%	(2,880,544)	$20,803,856

See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three and Nine Months Ended September 30, 2008

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Income
Interest Income	$106,710	$311,727

Expenses
Management fee to related party	54,359	154,655
Brokerage commissions and fees	15,348	45,280

Total expenses	69,707	199,935

Net investment income	37,003	111,792

Realized and Net Change in Unrealized Gain (Loss) on
Investments and Futures Contracts
Realized Gain (Loss) on
Investments	2,179	2,725
Futures Contracts	(2,374,014)	(137,805)

Net realized loss	(2,371,835)	(135,080)

Net Change in Unrealized Gain (Loss) on
Investments	12,376	12,458
Futures Contracts	(4,683,842)	(2,880,544)

Net change in unrealized loss	(4,671,466)	(2,868,086)

Net realized and unrealized loss on Investments and Future Contracts	(7,043,301)	(3,003,166)

Net Loss	$(7,006,298)	$(2,891,374)

See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2008

	General Units					Limited Units				Total
					Total				Total
					General				Limited	Total
	General Units		Accumulated	Subscription	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Receivable	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2007	50	$1,500	$—	$(1,500)	$—	—	$—	$—	$—	$—
Collection of Subscription receivable	—	—	—	1,500	1,500	—	—	—	—	1,500
Sale of Units	—	—	—	—	—	1,450,000	47,667,924	—	47,667,924	47,667,924
Redemption of Limited Units	—	—	—	—	—	(700,000)	(23,974,704)	—	(23,974,704)	(23,974,704)
Net loss:	—	—	—	—	—	—	—	—	—	—
Net investment income	—	—	7	—	7	—	—	111,785	111,785	111,792

Net realized loss on Investments and Futures Contracts	—	—	(3)	—	(3)	—	—	(135,077)	(135,077)	(135,080)
Net change in unrealized loss on Investments and Futures Contracts	—	—	(117)	—	(117)	—	—	(2,867,969)	(2,867,969)	(2,868,086)

Net loss	—	—	(113)	—	(113)	—	—	(2,891,261)	(2,891,261)	(2,891,374)

Balance at September 30, 2008	50	$1,500	$(113)	$—	$1,387	750,000	$23,693,220	$(2,891,261)	$20,801,959	$20,803,346

See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2008

Cash flow from operating activities:
Net Loss	$(2,891,374)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchase of investment securities	(96,745,574)
Proceeds from investment securities	83,465,528
Net accretion of discount and amortization of premium	(295,030)
Net realized gain on investment securities	(2,725)
Unrealized depreciation from investments	2,868,086
Increase in other assets	(5,473)
Increase in accrued expenses	15,852

Net cash used for operating activities	(13,590,710)

Cash flows from financing activities:
Collection of subscription receivable	1,500
Proceeds from sale of Limited Units	47,667,924
Redemption of Units	(23,974,704)

Net cash provided by financing activities	23,694,720

Net change in cash	10,104,010
Cash held by broker at beginning of period	—

Cash held by broker at end of period	$10,104,010

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Notes to Unaudited Consolidated Financial Statements
September 30, 2008
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
Unaudited Interim Financial Information
The consolidated financial statements as of and for the three and nine month periods ended September 30, 2008 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statement and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
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
The Fund utilizes various inputs used in determining the value of the Fund’s investments. These inputs are summarized in the three broad levels listed below as follows:
Level 1 — quoted prices in active markets for identical securities
Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used as of September 30, 2008 in valuing the Fund’s assets at fair value are:

	Investments	Other Financial
Valuation inputs	in Securities	Instruments*
Level 1 - Quoted Prices	$—	$(2,880,544)
Level 2 - Other Significant Observable Inputs	13,590,259	—
Level 3 - Significant Unobservable Inputs	—	—
Total	$13,590,259	$(2,880,544)

*	Other financial instruments are futures contracts, which are valued at the closing exchange price.
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
(7) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fee incurred for the nine month period ended September 30, 2008 was $154,655. This fee was charged to the Fund and paid to the Managing Owner.

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
(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $15 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the three and nine month periods ended September 30, 2008 were $15,293 and $45,280. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to .02% of the net asset value of the Master Fund.
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
(10) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the period from January 23, 2008 (commencement of investment operations) to September 30, 2008 and for the three month period ended September 30, 2008. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Nine Months
	Ended	Ended
	30-Sep-08	30-Sep-08
Net Asset Value
Net asset value at beginning of period	$36.83	$30.00

Net realized and change in unrealized loss from investments	-9.14	-2.40
Net investment income	0.05	0.14

Net decrease in net assets from operations	-9.09	-2.26
Net asset value per Limited Share, beginning of period	36.83	30.00

Net asset value per Limited Share, end of period	27.74	27.74

Market value per Limited Share, beginning of period	36.87	30.00

Market value per Limited Share, end of period	$27.62	$27.62

Ratio to average net assets (i)
Net investment income	0.58	0.61
Total expenses	1.10	1.10

Total Return, at net asset value (ii)	-24.7%	-7.5	%(iii)

Total Return, at market value (ii)	-25.1%	-7.9	%(iii)

(i)	Amounts are annualized.

(ii)	Percentages are not annualized.

(iii)	Percentages are calculated for the period January 23, 2008 to September 30, 2008 based on initial offering price upon commencement of investment operations of $30.00.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Statement 161 has the same scope as Statement 133. Accordingly, it applies to all entities. Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Fund is currently studying the requirements of Statement 161 and preparing to comply by the required date.
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
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60” (“Statement 163”). The scope of Statement 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises within the scope of Statement 60. This Statement is effective for financial statements issued for periods beginning after December 15, 2008, however some disclosures about the insurance enterprise’s risk-management activities are effective for the first period beginning after May 2008 .The Fund does not believe it falls within the scope of Statement 60 and therefore does not believe that Statement No. 163 will have any effect on its accounting practices.
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
Performance Summary
There is no performance history prior to the beginning of trading on January 24, 2008. For performance history subsequent to the beginning of trading, see item (10) of the Notes to Unaudited Financial Statements of September 30, 2008, above.
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
Capital Resources
The Fund had no commitments for capital expenditures as of September 30, 2008. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2008 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is unleveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
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

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2008 (REFERRED TO HEREIN AS “PERIOD ENDED SEPTEMBER 30, 2008”)
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the Amex on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/24/2008	$30.00	350,050	$10,501,500.00	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,082.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623.00	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,674.50	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,188.50	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,841.50	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,185.50	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,582.50	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387.00	-12.35%	-24.68%	-7.53%	-7.53%
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
The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of September 30, 2008 by market sector.

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
During the three months ended September 30, 2008, the Fund made no change to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
For the three months ended September 30, 2008, 150,000 Limited Shares were created for $4,664,753 and 200,000 Limited Shares were redeemed for $6,323,815. On September 30, 2008, 750,000 Limited Shares of the Fund were outstanding for a market capitalization of $20,715,000, based on that day’s closing price of $27.62 on the American Stock Exchange.
(c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2008:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid Per Share

July 1, 2008 to September 30, 2008	200,000	$31.62
TOTAL:	200,000	$31.62
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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: November 12, 2008	By:	/s/ Thomas J. Fernandes Name: Thomas J. Fernandes
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4