Form 10-K
period 2008-12-31
GreenHaven Continuous Commodity Index Fund
filed 2009-03-27
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33909

GREENHAVEN CONTINUOUS
COMMODITY INDEX FUND
(Exact name of registrant as specified in its charter)

Delaware	26-0151234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services, LLC 3340 Peachtree Rd, Suite 1910 Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 239-7942
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	New York Stock Exchange — ARCA
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The market value of the voting and non-voting common equity held by non-affiliates calculated based on the closing sale price as reported on the New York Stock Exchange Arca (“NYSE”) on December 31, 2008 was $21.92 per share or $17,536,000.
Number of Common Units of Beneficial Interest outstanding as of December 31, 2008: 800,000.

DOCUMENTS INCORPORATED BY REFERENCE
The Registration Statement filed on Form S-1 filed by the registrant on January 14, 2008 as supplemented on January 18, January 23, and February 20, 2008 pursuant to Rule 424(b)(3) of the Securities Act (File No. 333-138424) are incorporated by reference into Part I of this report.

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

PART I
ITEM 1. BUSINESS
Organization
The GreenHaven Continuous Commodity Index Fund (the “Fund”) was formed as a Delaware statutory trust on October 27, 2006. The Fund issues common units of beneficial interest (“Shares”) which represent units of fractional undivided beneficial interest in and ownership of the Fund. The term of the Fund is perpetual (unless terminated earlier in certain circumstances). The GreenHaven Continuous Commodity Index Master Fund (the “Master Fund”) was formed as a Delaware statutory trust on October 27, 2006. The Master Fund issues common units of beneficial interest, or Master Fund Units, which represent units of fractional undivided beneficial interest in and ownership of the Master Fund. The term of the Master Fund is perpetual (unless terminated earlier in certain circumstances). The principal offices of the Fund and the Master Fund are located at c/o GreenHaven Commodity Services LLC, 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326, and its telephone number is (404) 239-7938. The Fund’s website is: www.greenhavenfunds.com.
The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund will hold no investment assets other than Master Fund Units. The Master Fund is a wholly-owned subsidiary of the Fund and the Managing Owner (as defined below). Each Share issued by the Fund will correlate with a Master Fund Unit issued by the Master Fund and held by the Fund. Under the Trust Declaration of the Fund and the Master Fund, CSC Trust Company of Delaware, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner certain of the power and authority to manage the business and affairs of the Fund and the Master Fund and has duties and liabilities to the Fund and the Master Fund.
Fund Investment Overview
The original Commodity Research Bureau Index (the “CRB Index”) is widely viewed as a broad measure of overall commodity price trends because of the diverse nature of its constituent commodities. In 2005, the CRB Index was revised for a tenth time, and is currently known as the Thomson Reuters/Jeffries CRB Index. The ninth revision formula continued to be calculated and was renamed the Continuous Commodity Index (the “CCI Index”). Thomson Reuters America LLC is the owner, publisher, and custodian of the Continuous Commodity Index -Total Return (the “Index”) which represents a total return version of the CCI Index. The Index is calculated to produce an un-weighted geometric mean of the individual commodity price relatives, i.e., a ratio of the current price to the base year average price. The base year of the Continuous Commodity Index (CCI) is 1967 with a starting value of 100.
The Funds are based on the total return version Continuous Commodity Index, called the Continuous Commodity Index — Total Return (the “CCI-TR”). The base year for the CCI-TR is 1982, with a starting value of 100. The Continuous Commodity Index is materially different from the CRB Index.
The CCI-TR is calculated to offer investors a representation of the investable returns that an investor should expect to receive by attempting to replicate the CCI index by buying the respective commodity futures and collateralizing their investment with United States Government securities, (i.e., 90 day T-Bills). The CCI-TR takes into account the economics of rolling listed commodity futures forward to avoid delivery and maintain exposure in liquid contracts. The Index is notionally composed of commodity futures contracts on physical commodities. Unlike equities, which typically entitle the holder to a continuing stake in a corporation, commodity futures contracts normally specify a certain date for the delivery of the underlying physical commodity. In order to avoid the delivery process and maintain a long futures position, contracts nearing a delivery date must be sold and contracts that have not yet reached delivery must be purchased. This process is known as “rolling” a futures position. An index, such as the CCI-TR, is commonly known as a “rolling index” because it replaces futures contracts as they approach maturity by notionally selling and purchasing offsetting contracts to avoid delivery and maintain exposure in liquid contracts.

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

Commodity Allowed	Contracts	Exchanges*	Index Weight	Sector Weight
Crude Oil	All 12 calendar months	NYMEX	5.88%	Energy 17.64%
Heating Oil	All 12 calendar months	NYMEX	5.88%
Natural Gas	All 12 calendar months	NYMEX	5.88%

Corn	Mar, May, Jul, Sep, Dec	CBOT	5.88%	Grains 17.64%
Wheat	Mar, May, Jul, Sep, Dec	CBOT	5.88%
Soybeans	Jan, Mar, May, Jul, Aug, Nov	CBOT	5.88%

Live Cattle	Feb, Apr, Jun, Aug, Oct, Dec	CME	5.88%	Livestock 11.76%
Lean Hogs	Feb, Apr, Jun, Jul, Aug, Oct, Dec	CME	5.88%

Sugar	March, May, July, October	NYBOT	5.88%	Softs 29.40%
Cotton	March, May, July, December	NYBOT	5.88%
Coffee	Mar, May, Jul, Sep, Dec	NYBOT	5.88%
Cocoa	Mar, May, Jul, Sep, Dec	NYBOT	5.88%
Orange Juice	Jan, Mar, May, Jul, Sep, Nov	NYBOT	5.88%

Gold	Feb, Apr, Jun, Aug,Dec	NYMEX	5.88%	Metals 23.52%
Silver	Mar, May, Jul, Sep, Dec	NYMEX	5.88%
Platinum	Jan, Apr, Jul, Oct	NYMEX	5.88%
Copper	Mar, May, Jul ,Sep, Dec	NYMEX	5.88%

*	This column of the chart refers to the exchanges in which the standard futures contracts trade. The column is not intended to be an exhaustive list of all the exchanges in which a standard futures contract is traded, including foreign exchanges. Each of the constituent commodities may trade as standard futures contracts on other exchanges, including foreign exchanges; however, the Master Fund does not engage in the purchase or sale of any standard constituent commodity traded on a foreign exchange. The Fund and the Master Fund do not engage in the purchase of any forward, swap or other non-exchange traded instruments. The total return version of the CCI index is calculated by Thomson Reuters America LLC. It is calculated to offer investors a fair representation of the returns that would be realized by an investment in the underlying commodities that are included in the CCI index on a fully collateralized basis.
Values of the underlying Index are computed by Thomson Reuters America, LLC, and disseminated by the NYSE every fifteen (15) seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.
Calculating Total Return
Thomson Reuters America LLC is the owner, custodian, and calculating agent for the CCI-TR. The CCI-TR is calculated using the following three variables:
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

The resulting value is divided by 30.7766, which is the 1967 base year average for these 17 commodities. Finally, this result is multiplied by 100 in order to convert the index into percentage terms. CCI = {Geometric Average (PRICES) /30.7766} x 0.8486 x 100
2. The second Friday in January, February, April, June, August, and November are the roll dates for the CCI Total Return Index. On these dates, two sets of prices are considered — one from the window of the expiring month contract and another from the next contract month window. The ratio of the two index values is the roll ratio. Each index value in the subsequent contract month is multiplied by the value of the ratio. The roll ratio is determined on the roll date and then is multiplied to each of the index value for that contract month. The index treated by multiplying the CCI with the roll ratio is called the CCI — Roll Return Index or CCI Continuous Contract Index. Roll Ratio = Index Value (nearby month)/Index value (deferred Month), on the date.
3. The CCI Total Return Index has a starting value of 100 on January 1st 1982. This index is compounded daily by multiplying the previous day value with the change in the CCI Index on that day and the 90 day T-Bill yield for a single day. On Mondays, the T-Bill yield for 3 days is used because of the interest earned by the collateral over the Weekend. i.e. CCI Total Return Index = 100 x (1+ Continuous Daily Return + T-Bill return for one day), beginning January 1, 1982 ii. Continuous Daily return = {CCI Continuous Contract Index / CCI Continuous Contract Indext-1} — 1 iii. T-Bill return for one day = {[1/(1-(91/360) x T-Bill Rate t-1)]^(l/91)}-1
Daily Range
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
Interruption of Index Calculation
Calculation of the Index may not be possible or feasible under certain events or circumstances, including, without limitation, a systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance, that is beyond the reasonable control of Thomson Reuters or the Managing Owner. Additionally, calculation of the Index may also be disrupted by an event that would require Thomson Reuters to calculate the closing price in respect of the relevant commodity on an alternative basis.
INVESTMENT OBJECTIVE
The investment objective of the Fund and the Master Fund is to reflect the performance of the Index, over time, less the expenses of the operations of the Fund and the Master Fund. The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures on the commodities comprising the Index, or the Index Commodities. The Master Fund holds a portfolio of futures contracts on the Index Commodities as well as cash and United States Treasury securities for deposit with the Master Fund’s Commodity Broker as margin and other high credit quality short-term fixed income securities. The Master Fund’s portfolio is traded with a view to reflecting the performance of the Index over time, whether the Index is rising, falling or flat over any particular period. The Master Fund is not “managed” by traditional methods, which typically involve effecting changes in the composition of the Master Fund’s portfolio on the basis of judgments relating to economic, financial and market considerations with a view to obtaining positive results under all market conditions. To maintain the correspondence between the composition and weightings of the Index Commodities comprising the Index, the Managing Owner may adjust the Portfolio on a daily basis to conform to periodic changes in the identity and/or relative weighting of the Index Commodities. The Managing Owner aggregates certain of the adjustments and makes changes to the portfolio in the case of significant changes to the Index.
There can be no assurance that the Fund or the Master Fund will achieve its investment objective or avoid substantial losses. The value of the Shares is expected to fluctuate generally in relation to changes in the value of the Master Fund Units.
The Trustee
CSC Trust Company of Delaware (the “Trustee”) is the sole trustee of the Fund and the Master Fund. The Trustee delegated to the Managing Owner certain of the power and authority to manage the business and affairs of the Fund and the Master Fund and has duties and liabilities to the Fund and the Master Fund.
The Managing Owner
GreenHaven Commodity Services LLC (the “Managing Owner”), a Delaware limited liability company, serves as Managing Owner of the Fund and the Master Fund. The Managing Owner was formed on October 18, 2006. Prior to the commencement of trading in the Index Fund and Master Fund on January 24, 2008, neither the Managing Owner nor any of its trading principals had ever before operated a commodity pool. The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund.
The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the Commodities Futures Trading Commission (the “CFTC”) and is a member of the National Futures Association (the “NFA”). As a registered commodity pool operator and commodity trading advisor, with respect to both the Fund and the Master Fund, the Managing Owner is required to comply with various regulatory requirements under the Commodity Exchange Act and the rules and regulations of the CFTC and the NFA, including investor protection requirements, antifraud prohibitions, disclosure requirements, and reporting and recordkeeping requirements. The Managing Owner is also subject to periodic inspections and audits by the CFTC and NFA. The Shares are not deposits or other obligations of the Managing Owner, the Trustee or any of their respective subsidiaries or affiliates or any other bank, are not guaranteed by the Managing Owner, the Trustee or any of their respective subsidiaries or affiliates or any other bank and are not insured by the Federal Deposit Insurance Corporation or any other governmental agency. An investment in the Shares is speculative and involves a high degree of risk.
The principal office of the Managing Owner is located at 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326. The telephone number of the Managing Owner is (404) 239-7942.

Role of Managing Owner
The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund. Specifically, with respect to the Fund and the Master Fund, the Managing Owner:
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
Prior to the commencement of trading in the Index Fund and Master Fund on January 24, 2008, neither the Managing Owner nor any of its trading principals had ever before operated a commodity pool. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and is a member of the NFA. The principal office of the Managing Owner is located at 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326. The telephone number of the Managing Owner is (404) 239-7942
The Commodity Broker
A variety of executing brokers may execute futures transactions on behalf of the Master Fund. The Fund designated Merrill Lynch, Pierce, Fenner & Smith as the Master Fund’s Commodity Broker, and may in the future designate other firms that are registered with the CFTC as a futures commission merchant and are members of the NFA in such capacity to replace or supplement the Commodity Broker. The Commodity Broker(s) executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. The Managing Owner does not expect brokerage commissions and fees to exceed .24% of the net asset value of the Master Fund in any year, although the actual amount of brokerage commissions and fees in any year may be greater.
The Administrator
The Managing Owner, on behalf of the Fund and the Master Fund has appointed The Bank of New York as the administrator (the “Administrator”) of the Fund and the Master Fund and has entered into an Administration Agreement in connection therewith. The Bank of New York, N.A. serves as custodian (the “Custodian”) of the Fund and has entered into a Global Custody Agreement (the “Custody Agreement”) in connection therewith. The Bank of New York serves as the transfer agent (the “Transfer Agent”) of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.
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
Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least ninety (90) days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon thirty (30) days prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.
The Administration Agreement provides for the exculpation and indemnification of the Administrator from and against any costs, expenses, damages, liabilities or claims (other than those resulting from the Administrator’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against the Administrator in performing its obligations or duties under the Administration Agreement. Key terms of the Administration Agreement are summarized under the heading “Material Contracts.” The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Administrator also receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $500 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund or the Master Fund. The Managing Owner and the Administrator expect to retain the services of one or more additional service providers to assist the Fund and/or the Master Fund with certain tax reporting requirements of the Fund and its Shareholders.
The Distributor
The Managing Owner, on behalf of the Fund and the Master Fund, has appointed ALPS Distributor, Inc., or the Distributor, to assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. The Distributor retains all marketing materials and Basket creation and redemption books and records at c/o ALPS Distributor, Inc., 1290 Broadway, Suite 1100, Denver, CO 80203; Telephone number (303) 623-2577. Investors may contact the Distributor toll-free in the U.S. at (800) 320-2577. The Fund has entered into a Distribution Services Agreement with the Distributor.
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
The Marketing Agent
The Managing Owner, on behalf of the Fund and Master Fund, has appointed ALPS Fund Services, Inc., or ALPS Fund Services, an affiliate of the Distributor, as a marketing agent to the Fund and Master Fund. ALPS Fund Services provides assistance to the Managing Owner with certain function and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus, providing support to national account manager’s and wholesalers filed activities, and assisting national account managers in implementing sales strategy. ALPS Fund Services does not open or maintain customer accounts or handle orders for the Fund. ALPS Fund Services engages in public seminars, road shows, conferences, media interviews, fields incoming telephone “800“number calls and distributes sales literature and other communications (including electronic media) regarding the Fund. Investors may contact ALPS Fund Services toll-free in the U.S. at (800) 320-2577.
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
Available Information
The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available, free of charge, on the Managing Owner’s website at http://www.greenhavenfunds.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC which are available on the SEC’s Internet site at http://www.sec.gov.
The Fund also posts quarterly performance reports and its annual report, as required by the Commodity Futures Trading Commission, on the Managing Owner’s website, free of charge, at the Internet address listed above.

ITEM 1A — RISK FACTORS
You could lose money investing in the Shares. You should consider carefully the risks described below before making an investment decision. You should also refer to the other information included in the Prospectus.
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
Your investment could suffer in the event that Thomson Reuters America LLC decides to terminate the license agreement between itself and the Managing Owner.
Thomson Reuters America LLC entered into a License Agreement with the Managing Owner on October 11, 2006 whereby the Managing Owner was granted an exclusive license with respect to the development and creation of U.S. exchange traded funds. The License Agreement was subsequently amended on September 18, 2007 and July 7, 2008, granted to the Managing Owner, among other things, to extend the exclusivity period of the license to September 30, 2009 and may be terminated under certain circumstances which could cause your investment to decline significantly in value. In addition to that, because the license granted is an exclusive license with respect to a limited type of investment product, a different product could be created, which could also cause your investment to decline in value. If the license expires and is not renewed or is terminated, or a competitive product is created, then the Managing Owner would seek shareholder approval to either (i) liquidate the Master Fund and the Fund or (ii) approve a different index to track for comparison purposes.
Your investment could suffer in the event that the Managing Owner creates another product under its exclusive license agreement which directly competes with the Fund and Master Fund.
The License Agreement is between Thomson Reuters America LLC and the Managing Owner and not between Thomson Reuters America LLC and the Fund or Master Fund. Therefore, it is possible that the Managing Owner could create and manage another investment product that is substantially similar to the Fund and the Master Fund. If this were to happen, then your investment could suffer.
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
If the Master Fund applies and is unable to obtain such relief, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in these additional futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to net asset value of the Fund.
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
The Exchange May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.
The Shares are listed for trading on the NYSE Arca platform under the market symbol “GCC.” Trading in Shares may be halted due to market conditions or, in light of NYSE rules and procedures, for reasons that, in the view of the NYSE, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline in the equity markets. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.
The Lack Of An Active Trading Market for the Shares May Result in Losses on Your Investment at the Time of Disposition of Your Shares.
Although the Shares are listed and traded on the NYSE Arca platform, there can be no guarantee that an active trading market for the Shares will be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, will likely be lower than the price you would have received if an active market did exist.
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
As the Managing Owner and its Principals have no prior History of Operating an Investment Vehicle like the Fund or the Master Fund, their Experience may be Inadequate or Unsuitable to Manage the Fund or the Master Fund.
The Managing Owner was formed expressly to be the managing owner of the Fund and the Master Fund and has no history of past performance apart from the history of the Fund and the Master Fund. The past performances of the Managing Owner’s management in other positions are no indication of their ability to manage an investment vehicle such as the Fund or the Master Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage an investment vehicle such as the Fund and the Master Fund, the operations of the Fund and the Master Fund may be adversely affected.
You Should Not Rely on Past Performance in Deciding Whether to Buy Shares.
The past performance of the Index is not necessarily indicative of the future performance of the Index, or of the Fund or the Master Fund.
Price Volatility May Possibly Cause the Total Loss of Your Investment.
Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in the Fund.
Fees are Charged Regardless of Profitability and May Result in Depletion of Assets.
The Fund indirectly is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of up to 0.85% per annum. Additional charges include brokerage fees expected to be approximately 0.24% per annum in the aggregate. The Fund is expected to earn interest income at an annual rate of .11% per annum, based upon the current yield on a three month U.S. Treasury bill. Consequently, it is expected that interest income will not exceed fees unless short-term Treasury rates rise. If interest rates remain below 1.09% as they are as of this filing, the Fund will need to have positive performance in order to break-even (net of fees and expenses). Consequently, the expenses of the Master Fund could, over time, result in significant losses to your investment in the Shares. You may never achieve profits, significant or otherwise.
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
Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole could prosper while the Shares may trade unprofitably.
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
As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2008 may specify a January 2009 expiration. As that contract nears expiration, it may be replaced by selling the January 2009 contract and purchasing the contract expiring in March 2009. This process is referred to as “rolling.” Historically, the prices of Crude Oil and Heating Oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2009 contract would take place at a price that is higher than the price at which the March 2009 contract is purchased, thereby creating a gain in connection with rolling. While Crude Oil and Heating Oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in any of the commodities comprising the Index could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.
Conversely, Gold, Corn, Soybeans and Wheat historically exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. Although Gold, Corn, Soybeans and Wheat have historically exhibited consistent periods of contango, contango will likely not exist in these markets at all times. The persistence of contango in any of the commodities comprising the Index could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.
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
We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to its management and its board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Based on its assessment, we believe that, as of December 31, 2008, its internal control over financial reporting is effective.
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
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Limited Shares of the Fund trade on the New York Stock Exchange under the symbol “GCC.”
2008 Monthly Data for GCC Stock price

Date	Close	High	Low	Open
December	21.92	23.95	19.51	21.49
November	21.78	24.3	18.94	22.78
October	22.7	27.9	18.71	27.67
September	27.62	30.84	26.04	30.77
August	31.71	33.9	28.5	33.33
July	33.75	37.99	30.26	36.83
June	36.88	37.52	33.33	34.16
May	33.74	34.82	28	33.22
April	33.53	35.78	31.67	32.4
March	32.34	37	30.55	35.99
February	35.35	35.85	31.5	31.94
January	31.7	31.9	30.45	30.45
Holders
As of December 31, 2008, the Index Fund had 800,000 of its Limited Shares outstanding.
Distributions
There were no distributions during 2008.
Sales and Redemptions
For the year ended December 31, 2008 the Fund had 1,550,000 limited units created for a total value of $49,787,546 and 750,000 limited units redeemed for a total value of $25,248,052.
Dividends
The Fund has not made and does not intend to make cash distributions to its unitholders.

ITEM 6.	SELECTED FINANCIAL DATA

Year ended
December 31, 2008
Total assets	$17,550,900
Net realized and unrealized gain (loss) on futures transactions and investments, inclusive of commissions	$(7,095,792)
Net income (loss)	$(7,001,170)
Cash held by broker	$13,331,630
Total assets per share	$21.94
Cash and cash equivalents at end of year/period per share	$16.66

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto of the Fund included elsewhere in this annual report on Form 10-K.

Forward-Looking Information
This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Fund’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Fund’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Fund cannot assure investors that these projections included in these forward-looking statements will come to pass. The Fund’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.
The Fund has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and the Fund assumes no obligation to update any such forward-looking statements. Although the Fund undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that the Fund may make directly to them or through reports that the Fund in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview / Introduction
In December 2007, the Fund registered 4,000,000 units on Form S-1 with the SEC. The initial offering period began and ended on January 23, 2008 during which time 350,000 shares were sold at $30 per share for total proceeds of $10,500,000. The entire proceeds were received by the Index Fund which then invested them in the Index Master Fund. Shares were then listed for trading on the American Stock Exchange on January 24, 2008, marking the beginning of the continuous offering period. On November 24, 2008 the Fund delisted from the AMEX and on November 25, 2008 the Fund listed on NYSE Arca. The ticker symbol of the Fund is GCC.
Management’s Discussion of Results of Operations
Results of Operations. As of December 31, 2008, the total unrealized gain on Futures Contracts owned or held on that day was $1,880,290 and the Fund had total assets of $17,550,900. The ending per unit NAV on December 31, 2008 was $21.92.
Portfolio Expenses. The Fund’s expenses consist of investment management fees, and brokerage fees The Fund pays the Managing Owner a management fee of 0.85% of NAV on all of its net assets.
The Fund pays for all brokerage fees. The Managing Owner pays for all taxes and other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. For the period ended December 31, 2008, the Fund incurred $0 in ongoing registration fees and other offering expenses. The Managing Owner is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the Managing Owner who are also audit committee members.
The Fund also incurs commissions to brokers for the purchase and sale of Futures Contracts and Treasuries. During 2008, total commissions paid amounted to $54,945. The Managing Owner has estimated that its annual level of such commissions was expected to be 0.24% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.
Interest Income. Unlike some alternative investment funds, the Fund does not borrow money in order to obtain leverage, so the Fund does not incur any interest expense. Rather, the Fund’s margin deposits are maintained in Treasuries and cash and interest is earned on the Fund’s available assets. The Fund earned total interest income for the calendar year of 2008 of $388,455.

Performance Summary

Date	NAV	1 Month	3 Months	Year to Date	Since Inception
1/24/2008	$30.00	—	—	—	—
1/31/2008	$31.65	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	-0.50%	-20.98%	-26.93%	-26.93%
The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index — Total Return, or the Index, over time. Since the Funds did not begin operations until January 23, 2008, there were no results of operations for any prior period. The Fund’s Net Asset Value outperformed the Index by 1.94% net of fees for the year ended December, 31 2008.
Net Asset Value
The Administrator daily calculates a Net Asset Value per share of the Fund, based on closing prices of the underlying futures contracts. The first such calculation was as of market close on January 24, 2008, the first day of trading. Values of the underlying Index are computed by Thomson Reuters America, LLC, and disseminated by NYSE Arca every fifteen (15) seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.
Critical Accounting Policies

The Fund uses the accrual method of accounting. Fund Shareholders will take into account their share of ordinary income realized by the Fund from accruals of interest on Treasury Bills (“T-Bills”) held in the Fund portfolio. The Fund may hold T-Bills with “original issue discount,” in which case Fund Shareholders would be required to include accrued amounts in taxable income on a current basis even though receipt by the Fund of those amounts may occur in a subsequent year. The Fund may also acquire T-Bills with “market discount.” Upon disposition of such obligations, gain would generally be required to be treated as interest income to the extent of the market discount and Fund Shareholders would be required to include as ordinary income their share of such market discount that accrued during the period the obligations were held by the Fund.
Asset Valuation
The Fund records its futures contracts and T-Bills on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses.
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
In determining fair value of T-Bills and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB Statement No. 157, “Fair Value Measurements”, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4 within the financial statements in Item 8 for further information regarding FASB Statement No. 157.
Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.
Interest income on T-Bills is recognized on an accrual basis when earned.
Market Risk
See section 1A — Risk Factors for a complete discussion of market risk starting at page 16.
Credit Risk
The Master Fund holds two types of investments. The first is long positions in futures contracts on the seventeen commodities in the Index. Since the Index allocates equally among the components and is rebalanced daily, performance risk of the futures contracts is divided equally among the components. Each of the component commodities is traded on a particular exchange, as follows:
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
Liquidity
The Exchange May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.
Trading in Shares may be halted due to market conditions or, in light of NYSE rules and procedures, for reasons that, in the view of the NYSE, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline in the equity markets. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.
The Lack Of An Active Trading Market for the Shares May Result in Losses on Your Investment at the Time of Disposition of Your Shares.
Although the Shares are listed and traded on the NYSE, there can be no guarantee that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, the price you receive for your Shares, assuming that you are able to sell them, will likely be lower than the price you would have received if an active market did exist. The liquidity of the Shares is primarily derived from the liquidity of the markets for the various futures contracts that it holds,
Possible Illiquid Markets May Exacerbate Losses.
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
Off-Balance Sheet Risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are standardized commodity futures contracts traded on regulated exchanges and are recognized on the balance sheet at fair value per FAS 133, “Accounting for Derivative Instruments and Hedging Activities”. As of the balance sheet date, therefore, the Fund has no unrecorded liabilities relating to futures contracts. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTRODUCTION

The Fund is designed to replicate a commodity index. The market-sensitive instruments held by it are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Fund’s main line of business.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Shareholders’ of
GreenHaven Continuous Commodity Index Fund:
We have audited the accompanying consolidated statements of financial condition of GreenHaven Continuous Commodity Index Fund (the Fund) as of December 31, 2008 and 2007, the consolidated schedule of investments as of December 31, 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Atlanta, Georgia
March 26, 2009

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
December 31, 2008 and December 31, 2007

	December 31,	December 31,
	2008	2007
Assets
Equity in broker trading accounts:
Short-term investments (cost $4,998,396)	$4,999,865	$—
Cash held by broker	13,331,630	—
Net unrealized depreciation on futures contracts	(1,880,290)	—

Total equity in broker trading accounts	16,451,205
Capital shares receivable	1,096,170	—
Other assets	3,525	—

Total assets	$17,550,900	$—

Liabilities and shareholders’ equity
Management fee payable to related party	$11,076	$—

Total liabilities	11,076	—

Shareholders’ equity
General Units:
Paid in capital — 50 units issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	1,500	1,500
Accumulated deficit	(404)	—
Subscription receivable	—	(1,500)

Total General Units	1,096	—

Limited Units:
Paid in capital — 800,000 and 0 redeemable units issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	24,539,494	—
Accumulated deficit	(7,000,766)	—

Total Limited Units	17,538,728	—

Total shareholders’ equity	17,539,824	—

Total liabilities and shareholders’ equity	$17,550,900	$—

Net asset value per share

General Units	$21.92	N/A

Limited Units	$21.92	N/A
See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2008

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bill, 0.53% due February 5, 2009 (cost $4,998,396)	28.51%	$4,999,865	$5,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Cocoa (13 contracts, settlement date March 16, 2009)	0.29%	$51,140	$346,450
Cocoa (13 contracts, settlement date May 13, 2009)	0.01	1,640	345,410
Cocoa (13 contracts, settlement date July 16, 2009)	0.47	82,790	343,980
Coffee (8 contracts, settlement date March 19, 2009)	(0.40)	(71,119)	336,150
Coffee (8 contracts, settlement date May 18, 2009)	(0.46)	(81,356)	342,900
Coffee (8 contracts, settlement date July 21, 2009)	(0.06)	(9,900)	349,500
Copper (10 contracts, settlement date March 27, 2009)	(0.22)	(38,538)	352,500
Copper (10 contracts, settlement date May 27, 2009)	(1.15)	(200,963)	355,125
Copper (9 contracts, settlement date July 29, 2009)	(0.34)	(59,513)	321,075
Corn (17 contracts, settlement date March 13, 2009)	(0.11)	(19,950)	345,950
Corn (16 contracts, settlement date May 14, 2009)	(0.37)	(64,500)	334,200
Corn (16 contracts, settlement date July 14, 2009)	0.08	14,663	342,400
Cotton (14 contracts, settlement date March 09, 2009)	0.02	3,505	343,140
Cotton (14 contracts, settlement date May 06, 2009)	(0.65)	(113,810)	345,170
Cotton (13 contracts, settlement date July 09, 2009)	0.20	34,965	328,965
Florida Orange Juice (31 contracts, settlement date March 11, 2009)	(0.46)	(80,873)	315,735
Florida Orange Juice (32 contracts, settlement date May 08, 2009)	(0.64)	(111,968)	345,360
Florida Orange Juice (31 contracts, settlement date July 13, 2009)	(0.36)	(63,195)	352,703
Gold (4 contracts, settlement date February 25, 2009)	0.16	28,270	353,720
Gold (4 contracts, settlement date April 28, 2009)	0.03	4,730	354,120
Gold (4 contracts, settlement date June 26, 2009)	0.31	54,980	354,480
Heating Oil (4 contracts, settlement date January 30, 2009)	(0.51)	(89,321)	242,273
Heating Oil (4 contracts, settlement date February 27, 2009)	(0.86)	(150,263)	246,557
Heating Oil (3 contracts, settlement date March 31, 2009)	(0.87)	(152,141)	187,689
Heating Oil (3 contracts, settlement date April 30, 2009)	(0.29)	(50,518)	190,461
Heating Oil (3 contracts, settlement date May 29, 2009)	(0.19)	(33,835)	193,296
Lean Hogs (9 contracts, settlement date February 13, 2009)	(0.13)	(22,780)	219,150
Lean Hogs (9 contracts, settlement date April 15, 2009)	(0.19)	(33,680)	247,320
Lean Hogs (9 contracts, settlement date June 12, 2009)	(0.01)	(990)	287,640
Lean Hogs (9 contracts, settlement date July 15, 2009)	0.01	1,510	286,830
Light, Sweet Crude Oil (5 contracts, settlement date January 20, 2009)	(0.47)	(81,800)	223,000
Light, Sweet Crude Oil (4 contracts, settlement date February 20, 2009)	(0.79)	(139,260)	194,360
Light, Sweet Crude Oil (4 contracts, settlement date March 20, 2009)	(0.40)	(69,720)	202,280
Light, Sweet Crude Oil (4 contracts, settlement date April 21, 2009)	(0.16)	(27,460)	207,840
Light, Sweet Crude Oil (4 contracts, settlement date May 19, 2009)	(0.14)	(25,390)	212,640
Live Cattle (10 contracts, settlement date February 27, 2009)	(0.17)	(30,520)	344,200
Live Cattle (10 contracts, settlement date April 30, 2009)	(0.24)	(42,410)	356,400
Live Cattle (9 contracts, settlement date June 30, 2009)	(0.05)	(9,700)	310,320
Natural Gas (4 contracts, settlement date January 28, 2009)	(0.02)	(4,090)	224,880
Natural Gas (4 contracts, settlement date February 25, 2009)	(0.42)	(74,570)	226,280
Natural Gas (4 contracts, settlement date March 27, 2009)	(0.53)	(93,420)	229,000
Natural Gas (3 contracts, settlement date April 28, 2009)	(0.11)	(20,160)	173,850
Natural Gas (3 contracts, settlement date May 27, 2009)	(0.08)	(13,380)	177,120
Platinum (11 contracts, settlement date April 28, 2009)	0.26	46,325	517,825
Platinum (10 contracts, settlement date July 29, 2009)	0.27	46,800	473,250
Silver (6 contracts, settlement date March 27, 2009)	0.18	31,825	338,850
Silver (6 contracts, settlement date May 27, 2009)	(0.43)	(74,830)	339,210
Silver (6 contracts, settlement date July 29, 2009)	0.28	49,770	339,450
Soybean (7 contracts, settlement date March 13, 2009)	(0.11)	(18,838)	343,000
Soybean (7 contracts, settlement date May 14, 2009)	(0.50)	(87,738)	347,025
Soybean (7 contracts, settlement date July 14, 2009)	0.21	35,788	350,963
Sugar (26 contracts, settlement date February 27, 2009)	(0.04)	(7,806)	343,907
Sugar (25 contracts, settlement date April 30, 2009)	(0.24)	(41,742)	344,400
Sugar (24 contracts, settlement date June 30, 2009)	0.08	14,605	340,301
Wheat (11 contracts, settlement date March 13, 2009)	(0.14)	(24,412)	335,913
Wheat (11 contracts, settlement date May 14, 2009)	(0.44)	(77,575)	342,925
Wheat (11 contracts, settlement date July 14, 2009)	0.17	30,438	348,700

Net Unrealized Depreciation on Futures Contracts	(10.72)%	$(1,880,290)	$17,498,138

     See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2008 and December 31, 2007

	Year	Year
	Ended	Ended
	December 31, 2008	December 31, 2007
Income
Interest income	$338,455	$—

Expenses
Management fee to related party	188,888	—
Brokerage commissions and fees	54,945	—

Total expenses	243,833	—

Net Investment Income	94,622	—

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	2,725	—
Futures Contracts	(5,219,696)	—

Net Realized Loss	(5,216,971)	—

Net Change in Unrealized Gain (Loss) on
Investments	1,469	—
Futures Contracts	(1,880,290)	—

Net Change in Unrealized Gain (Loss)	(1,878,821)	—

Net Realized and Unrealized Loss on Investments and Future Contracts	(7,095,792)	—

Net Loss	$(7,001,170)	$—

See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Changes in Shareholders’ Equity
For the Year Ended December 31, 2008 and 2007

	General Units					Limited Units				Total
					Total				Total
					General				Limited	Total
	General Units		Accumulated	Subscription	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Earnings	Receivable	Equity	Units	Amount	Earnings	Equity	Equity
Balance at December 31, 2006	50	$1,500	$—	$(1,500)	$—	—	$—	$—	$—	$—
Activity for 2007	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2007	50	1,500	—	(1,500)	—	—	—	—	—	—

Collection of Subscription receivable	—	—	—	1,500	1,500	—	—	—	—	1,500
Sale of Units	—	—	—	—	—	1,550,000	49,787,546	—	49,787,546	49,787,546
Redemption of Limited Units	—	—	—	—	—	(750,000)	(25,248,052)	—	(25,248,052)	(25,248,052)
Net loss:
Net investment income	—	—	6	—	6	—	—	94,616	94,616	94,622

Net realized loss on Investments and Futures Contracts	—	—	(359)	—	(359)	—	—	(5,216,612)	(5,216,612)	(5,216,971)
Net change in unrealized loss on Investments and Futures Contracts	—	—	(51)	—	(51)	—	—	(1,878,770)	(1,878,770)	(1,878,821)

Net loss	—	—	(404)	—	(404)	—	—	(7,000,766)	(7,000,766)	(7,001,170)

Balance at December 31, 2008	50	$1,500	$(404)	$—	$1,096	800,000	$24,539,494	$(7,000,766)	$17,538,728	$17,539,824

See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008 and December 31, 2007

	Year	Year
	Ended	Ended
	December 31, 2008	December 31, 2007
Cash flow from operating activities:
Net Loss	$(7,001,170)	$—
Adjustments to reconcile net loss to net cash used for operating activities:
Purchase of Investment securities	(101,741,449)	—
Proceeds from investment securities	97,065,528	—
Net accretion of discount and amortization of premium	(319,750)	—
Net realized gain on investment securities	(2,725)	—
Unrealized loss on investments	1,878,821	—
Increase in other assets	(1,099,695)	—
Increase in accrued expenses	11,076	—

Net cash used for operating activities	(11,209,364)	—

Cash flows from financing activities:
Capital shares receivable and other assets	1,500
Proceeds from sale of Limited Units	49,787,546	—
Redemption of Units	(25,248,052)	—

Net cash provided by financing activities	24,540,994	—

Net change in cash	13,331,630	—
Cash held by broker at beginning of period	—	—

Cash held by broker at end of period	$13,331,630	$—

     See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Notes to Consolidated Financial Statements
December 31, 2008
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
(b) Cash Held by Broker
The Fund defines cash held by broker to be highly liquid investments, with original maturities of three months or less when acquired.
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
(4) Fair Value Measurements
In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund was required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. The Fund has adopted Statement No. 157 on its financial statements disclosures since operation commenced on January 23, 2008. The Fund believes that all of the measurements of operations are reoccurring measurements. The assets of the Fund are either exchange traded or government securities that have widely disseminated mark to market pricing. As a result, the adoption of Statement 157 had no impact on the consolidated statements of financial condition and results of operations, or the manner for which fair value is determined.
The Fund utilizes various inputs used in determining the value of the Fund’s investments. These inputs are summarized in the three broad levels listed below as follows:
Level 1 — quoted prices in active markets for identical securities
Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used as of December 31, 2008 in valuing the Fund’s assets at fair value are:

	Investments	Other Financial
Valuation inputs	in Securities	Instruments*
Level 1 - Quoted Prices	$—	$(1,880,290)
Level 2 - Other Significant Observable Inputs	4,999,865	—
Level 3 - Significant Unobservable Inputs	—	—
Total	$4,999,865	$(1,880,290)

*	Other financial instruments are futures contracts, which are valued at the closing exchange price.

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
(6) Share Purchases and Redemptions
(a) Purchases
Shares may be purchased from the Fund only by certain eligible financial institutions (Authorized Participants) in one or more blocks of 50,000 Shares, called Baskets. The Fund will issue Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 50,000 Shares as of the closing time of the NYSE or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.
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

The redemption distribution from the Fund consists of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.
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
(7) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fee incurred for the period ended December 31, 2008 was $188,888, of this amount, $11,075 is payable to the Managing Owner at December 31, 2008. This fee was charged to the Fund and paid to the Managing Owner.
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

(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the period ended December 31, 2008 were $54,945. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to .02% of the net asset value of the Master Fund.
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
(10) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the period from January 23, 2008 (commencement of investment operations) to December 31, 2008. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Period
	Ended
	December 31, 2008
Net Asset Value
Initial offering price per Share	$30.00

Net realized and change in unrealized loss from investments	(8.20)
Net investment income	0.12

Net decrease in net assets from operations	(8.08)
Net asset value per Limited Share, beginning of period	30.00

Net asset value per Limited Share, end of period	21.92

Market value per Limited Share, beginning of period	30.00

Market value per Limited Share, end of period	$21.92

Ratio to average net assets (i)
Net investment income	0.43%
Total expenses	1.10%

Total Return, at net asset value (ii)	(26.9	)%(iii)

Total Return, at market value (ii)	(26.9)%(iii)

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

(iii)	Percentages are calculated for the period January 23, 2008 to December 31, 2008 based on initial offering price upon commencement of investment operations of $30.00.
(11) Recently Issued Accounting Standards
In December 2007, the FASB issued a revision to FASB Statement No. 141 (“Statement 141”), “Business Combinations.” Statement 141 (revised) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Statement 141 (revised) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The Fund has made no commitments and entered into no negotiations regarding a business combination.
In December 2007, the FASB issued FASB Statement No. 160 (“Statement 160”), “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No 51.” Statement 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all non-controlling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Fund is currently evaluating the impact of adopting Statement 160 on its results of operations and financial position.
In March 2008, the FASB issued FAS Statement No. 161 (“Statement 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.” Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Statement 161 has the same scope as Statement 133. Accordingly, it applies to all entities. Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Fund is currently studying the requirements of Statement 161 and preparing to comply by the required date.
In May 2008, the FASB issued FAS Statement No. 162 (“Statement 162”), “The Hierarchy of Generally Accepted Accounting Principles.” Statement 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). Adoption of Statement 162 on its effective date of November 15, 2008 had no impact on the Fund’s accounting or disclosures. Consequently, the Fund does not believe that Statement 162 will result in a change in its accounting practices.
In May 2008, the FASB issued FAS Statement No. 163 (“Statement 163”), “Accounting for Financial Guarantee Insurance Contracts — an interpretation of FASB Statement No. 60.” The scope of Statement 163 is limited to financial guarantee insurance (and reinsurance) contracts issued by enterprises within the scope of Statement 60. This Statement is effective for financial statements issued for periods beginning after December 15, 2008, however some disclosures about the insurance enterprise’s risk-management activities are effective for the first period beginning after May 2008. The Fund does not believe it falls within the scope of Statement 60 and therefore does not believe that Statement 163 will have any effect on its accounting practices.
In September 2008, FASB issued FSB (FASB Staff Position) No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees; An Amendment of FAS No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FAS No. 161” (FSP 133-1). FSP 133-1 requires more detailed disclosures about the Fund’s use of credit derivatives when the Fund is a protection seller. The enhanced disclosures include for each credit derivative, its nature (including its terms and its current status with respect to payment/performance risk), the maximum potential amount of undiscounted future payments the Fund could be required to make, its fair value and any associated collateral held by the Fund or by third parties. FSP 133-1 is effective for fiscal periods and interim periods ending after November 15, 2008. Adoption of this position had no impact on the Fund’s disclosures.

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
Internal control over financial reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to its management and its board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
We assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. This report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.
The current board of directors and executive officers of the Managing Owner are as follows:

Name	Age	Position
Ashmead Pringle	63	Chief Executive Officer and Member of the Board of Directors
Thomas Fernandes	35	Chief Financial Officer and Member of the Board of Directors
Michael Loungo	37	Independent Director, Audit Committee Member
Marcus Bensman	35	Independent Director, Audit Committee Member
Edward O’Neil	58	Independent Director, Audit Committee Member
Ashmead Pringle and Mr. Thomas Fernandes serve as executive officers of the Managing Owner. The Fund has no executive officers. Its affairs are generally managed by the Managing Owner. The following individuals serve as Management & Directors of the Managing Owner.
Ashmead Pringle Mr. Pringle founded the Managing Owner and has served as the President since October of 2006. Since 1984, Mr. Pringle founded and has acted as the President of Grain Service Corporation (GSC), a commodity research and trading company. Mr. Pringle has conducted hundreds of seminars on hedging, risk management, and basis trading in energy and agriculture, and is a recognized expert in commodity risk management. Mr. Pringle became a registered Associated Person and listed Principal of the Managing Owner on November 15, 2006. He became a listed Principal of GreenHaven, LLC on November 15, 2006 and a registered Associated Person of GreenHaven, LLC on September 18, 2006. He became a listed Principal of Grain Service Corporation, Inc. on June 12, 1985 and a registered Associated Person of Grain Service Corporation, Inc. on October 31, 1985.
Thomas Fernandes Mr. Fernandes is the Chief Operations Officer of the Managing Owner and has held that position since October of 2006. From May 2005 to October 2006, Mr. Fernandes has worked as a commodity derivatives expert at GSC. Prior to joining GSC, Mr. Fernandes worked as an analyst at West Broadway Partners, an investment partnership, from March 2002 to April 2005. From March 2000 to March 2002, Mr. Fernandes was employed as a trader at Fleet Bank of Boston. Mr. Fernandes became a registered Associated Person and listed Principal of the Managing Owner on November 15, 2006. He became a listed Principal of GreenHaven, LLC on August 29, 2006 and an Associated Person of GreenHaven, LLC on September 14, 2006. He became an Associated Person of Grain Service Corporation, Inc. on June 8, 2005
The following individuals serve as Independent Directors of the Managing Owner.
Michael Loungo has been an Independent Director of the Managing Owner since January 2, 2008. Mr. Loungo is an analyst for Liberum Capital Limited, a London-based investment banking firm. Mr. Loungo was formerly a portfolio manager for TQA Investors LLC, and senior research analyst at West Broadway Partners. Prior to West Broadway Partners, he was a Manager for PricewaterhouseCoopers in New York, Philadelphia, and several of PricewaterhouseCooper’s Latin American offices. Michael is a graduate of the University of Notre Dame, earned his CPA qualification, and holds a Spanish Language degree from the Ministry of Education and Science of Spain.
Marcus Bensman has been an Independent Director of the Managing Owner since January 2, 2008. Marc has a background working on quarterly and annual budgets and financial statement reporting, and is currently serving as the Chief Financial Officer for Phystest, Inc. a private corporation.

He is familiar with compliance, GAAP, Sarbanes Oxley and the issues associated with public accounting. Prior to joining Phytest, Marc worked for McKesson Corporation (NYSE: MCK) serving as the Financial Director for a southeast health care division. Marc served at McKesson as the Financial Director of two divisions with combined revenue of approximately $400 million. Marc is a graduate of the University of New York at Buffalo, with a degree in managerial finance.
Edward O’Neil has been an Independent Director of the Managing Owner since January 2, 2008. Ed O’Neil currently is a principal Riverview Capital boutique investment banking and private equity company. Prior to joining Riverview Capital, LLC, Mr. O’Neil spent twenty-five years with Salomon Brothers and Prudential Securities, Inc. His duties included oversight of all capital commitments and trading decisions in the Preferred Stock markets, structuring new products and coordinating all investment banking activities within the preferred stock arena. Mr. O’Neil is a graduate of the U.S. Naval Academy and has an MBA from the Wharton Business School of the University of Pennsylvania.
Audit Committee
The Managing Owner has an audit committee which is made up of the three independent directors (Marcus Bensman, Michael Loungo, and Edward O’Neil). The audit committee is governed by an audit committee charter that is posted on the Fund’s website. The Board has not made a determination as to whether any of the members of the audit committee may be considered to be an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K. However, the Board believes that Messrs. Bensman, Loungo, and O’Neil are able to read and understand financial statements and meet the financial sophistication requirements of the NYSE Arca and applicable FINRA rules as they relate to audit committees. As such, given the limited scope of the Fund’s activities and the qualifications and experience of all of the members of the audit committee, the board of directors does not believe it is necessary to designate a member of the audit committee as an “Audit Committee Financial Expert.”
Other Committees
Since the individuals who perform work on behalf of the Managing Owner are not compensated by the Fund, but instead by the Managing Owner, the Fund does not have a compensation committee. Similarly, since the Directors noted above serve on the board of directors of the Managing Owner, there is no nominating committee of the board of directors that acts on behalf of the Fund.
Code of Ethics
The Fund has no officers or employees or directors and is managed by the Managing Owner. The Managing Owner has adopted a which applies to all of its officers. A copy of the Code of Ethics can be obtained on the Managing Owner’s website: www.greenhavenfunds.com.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
The Fund has no employees, officers or directors and is managed by the Managing Owner. None of the directors or officers of GreenHaven Commodity Services LLC receive compensation from the Fund. GreenHaven Commodity Services LLC receives a monthly management fee of 1/12 of 0.85% (0.85% annually) of the average daily net assets of the Fund during the preceding month.. During 2008, the Fund incurred management fees of $188,888 and brokerage commission expenses of $54,945.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Limited Shares as of December 31, 2008, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

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

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$130,218	$85,612
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Total	$130,218	$85,612

Approval of Independent Registered Public Accounting Firm Services and Fees
The Audit Committee of the Managing Owner approved 100% of the services provided by Grant Thornton to the Fund described above. The Audit Committee of the Managing Owner preapproves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
See financial statements commencing on page 30 hereof.
(a)(2) Financial Statement Schedules
No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
(a)(3) Exhibits
Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Company with the SEC, including exhibits contained in our Registration Statement on Form S-1 (File No.333-138424), dated January 14, 2008. All other documents listed are filed or furnished, as applicable, with this report.

EXHIBIT NO.	DESCRIPTION
4.1	Amended Declaration of Trust and Trust Agreement of the Registrant*

4.2	Amended Declaration of Trust and Trust Agreement of the Co-Registrant*

4.3	Form of Participant Agreement****

10.1	Form of Escrow Agreement***

10.2	Form of Global Custody Agreement***

10.3	Form of Administration Agreement***

10.4	Form of Transfer Agency and Service Agreement***

10.5	Form of Distribution Services Agreement**

10.6	Marketing Agreement with ALPS Distributors, Inc**.

EXHIBIT NO.	DESCRIPTION
10.7	License Agreement*

10.9	Addendum to License Agreement*****

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Prospectus filed by the registrant on January 14, 2008 as supplemented on January 18, January 23, and February 20, 2008 pursuant to Rule 424(b)(3) of the Securities Act (File No.333-138424)

*	Previously filed as an exhibit to Form S-1 on November 3, 2006 and incorporated herein by reference.

**	Previously filed as an exhibit to Form 8-K on January 14, 2008 and incorporated herein by reference.

***	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1 on August 1, 2007 and incorporated herein by reference.

****	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1 on October 2, 2007 and incorporated herein by reference. ***** Previously filed as an exhibit to Form 8-K on March 6, 2009 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle

	Name: Title:	Ashmead Pringle Director and Chief Executive Officer

Dated: March 27, 2009	By:	/s/ Thomas J. Fernandes

	Name: Title:	Thomas J. Fernandes Chief Operating Officer (principal financial officer)