Form 10-Q
period 2009-03-31
GreenHaven Continuous Commodity Index Fund
filed 2009-05-15
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33909
GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Exact name of Registrant as specified in its charter)

Delaware	26-0151234
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

c/o GreenHaven Commodity Services LLC
3340 Peachtree Rd, Suite 1910
Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (404)-239-7938
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding Limited Shares as of March 31, 2009: 3,950,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED MARCH 31, 2009

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
March 31, 2009 (unaudited) and December 31, 2008

	March 31,
	2009	December 31,
	(unaudited)	2008
Assets
Equity in broker trading accounts:
Short-term investments (cost $9,997,000 and $4,998,396, respectively)	$9,998,450	$4,999,865
Cash held by broker	76,439,117	13,331,630
Net unrealized depreciation on futures contracts	(600,961)	(1,880,290)

Total equity in broker trading accounts	85,836,606	16,451,205
Capital shares receivable	—	1,096,170
Other assets	15,260	3,525

Total assets	$85,851,866	$17,550,900

Liabilities and shareholders’ equity
Management fee payable to related party	$21,074	$11,076

Total liabilities	21,074	11,076

Shareholders’ equity
General Units:
Paid in capital - 50 units issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	1,500	1,500
Accumulated deficit	(414)	(404)

Total General Units	1,086	1,096

Limited Units:
Paid in capital - 3,950,000 and 800,000 redeemable units issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	93,770,142	24,539,494
Accumulated deficit	(7,940,436)	(7,000,766)

Total Limited Units	85,829,706	17,538,728

Total shareholders’ equity	85,830,792	17,539,824

Total liabilities and shareholders’ equity	$85,851,866	$17,550,900

Net asset value per share

General Units	$21.73	$21.92

Limited Units	$21.73	$21.92
See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
March 31, 2009

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bill, 0.22% due May 7, 2009 (cost $9,997,000)	11.65%	$9,998,450	$10,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Cocoa (65 contracts, settlement date May 13, 2009)	0.03%	$23,220	$1,639,237
Cocoa (64 contracts, settlement date July 16, 2009)	0.08	68,680	1,700,475
Cocoa (64 contracts, settlement date September 15, 2009)	0.01	8,780	1,717,200
Coffee (37 contracts, settlement date May 18, 2009)	(0.06)	(50,925)	1,693,250
Coffee (38 contracts, settlement date July 21, 2009)	(0.02)	(19,669)	1,667,200
Coffee (38 contracts, settlement date September 18, 2009)	(0.01)	(11,719)	1,666,560
Copper (36 contracts, settlement date May 27, 2009)	0.09	74,275	993,200
Copper (36 contracts, settlement date July 29, 2009)	0.08	69,013	976,030
Copper (36 contracts, settlement date September 28, 2009)	0.09	74,687	1,004,150
Corn (81 contracts, settlement date May 14, 2009)	0.07	58,313	1,024,670
Corn (82 contracts, settlement date July 14, 2009)	0.07	60,488	1,042,910
Corn (81 contracts, settlement date September 14, 2009)	0.09	74,750	2,509,380
Cotton (108 contracts, settlement date May 06, 2009)	0.12	108,620	2,556,900
Cotton (108 contracts, settlement date July 09, 2009)	0.11	99,795	2,590,000
Florida Orange Juice (141 contracts, settlement date May 08, 2009)	(0.01)	(7,268)	2,502,090
Florida Orange Juice (141 contracts, settlement date July 13, 2009)	(0.02)	(15,218)	1,660,050
Florida Orange Juice (140 contracts, settlement date September 10, 2009)	0.02	17,505	1,668,600
Gold (28 contracts, settlement date June 26, 2009)	(0.04)	(31,770)	1,677,150
Gold (27 contracts, settlement date August 27, 2009)	0.00	(2,200)	976,681
Heating Oil (17 contracts, settlement date April 30, 2009)	(0.04)	(32,558)	993,460
Heating Oil (17 contracts, settlement date May 29, 2009)	(0.06)	(50,392)	1,016,308
Heating Oil (17 contracts, settlement date June 30, 2009)	(0.10)	(73,055)	1,038,085
Heating Oil (17 contracts, settlement date July 31, 2009)	(0.05)	(42,613)	997,517
Heating Oil (16 contracts, settlement date August 31, 2009)	(0.05)	(41,437)	1,613,745
Lean Hogs (37 contracts, settlement date April 15, 2009)	(0.02)	(21,440)	1,668,735
Lean Hogs (37 contracts, settlement date June 12, 2009)	(0.02)	(16,240)	1,719,900
Lean Hogs (36 contracts, settlement date July 15, 2009)	(0.03)	(29,920)	1,606,031
Lean Hogs (37 contracts, settlement date August 14, 2009)	(0.02)	(21,410)	1,677,225
Lean Hogs (36 contracts, settlement date October 14, 2009)	(0.01)	(10,770)	1,706,437
Light, Sweet Crude Oil (20 contracts, settlement date April 21, 2009)	(0.03)	(29,410)	1,634,000
Light, Sweet Crude Oil (19 contracts, settlement date May 19, 2009)	(0.08)	(67,070)	1,681,980
Light, Sweet Crude Oil (19 contracts, settlement date June 22, 2009)	(0.05)	(42,180)	1,720,000
Light, Sweet Crude Oil (19 contracts, settlement date July 21, 2009)	(0.02)	(16,280)	893,180
Light, Sweet Crude Oil (19 contracts, settlement date August 20, 2009)	(0.03)	(29,080)	1,071,520
Live Cattle (50 contracts, settlement date June 30, 2009)	(0.03)	(23,190)	1,041,120
Live Cattle (51 contracts, settlement date August 31, 2009)	(0.03)	(27,330)	1,085,950
Live Cattle (50 contracts, settlement date October 30, 2009)	(0.04)	(33,340)	961,920
Natural Gas (25 contracts, settlement date April 28, 2009)	(0.12)	(104,100)	944,000
Natural Gas (25 contracts, settlement date May 27, 2009)	(0.22)	(190,970)	978,750
Natural Gas (25 contracts, settlement date June 26, 2009)	(0.15)	(116,500)	1,015,250
Natural Gas (25 contracts, settlement date July 29, 2009)	(0.18)	(154,180)	1,040,250
Natural Gas (25 contracts, settlement date August 27, 2009)	(0.13)	(113,840)	1,055,000
Platinum (45 contracts, settlement date July 29, 2009)	0.13	112,800	2,539,800
Platinum (44 contracts, settlement date October 28, 2009)	0.01	9,290	2,497,880
Silver (26 contracts, settlement date May 27, 2009)	(0.04)	(34,875)	1,666,000
Silver (26 contracts, settlement date July 29, 2009)	0.03	29,215	1,710,900
Silver (26 contracts, settlement date September 28, 2009)	(0.07)	(61,050)	1,684,800
Soybean (35 contracts, settlement date May 14, 2009)	0.01	6,663	1,575,134
Soybean (36 contracts, settlement date July 14, 2009)	0.02	16,537	1,672,115
Soybean (36 contracts, settlement date August 14, 2009)	(0.01)	(10,575)	1,766,195
Sugar (111 contracts, settlement date April 30, 2009)	0.01	4,827	1,688,050
Sugar (112 contracts, settlement date June 30, 2009)	(0.03)	(25,603)	1,691,690
Sugar (112 contracts, settlement date September 30, 2009)	(0.01)	(12,667)	1,693,250
Wheat (61 contracts, settlement date May 14, 2009)	0.01	11,575	1,624,887
Wheat (61 contracts, settlement date July 14, 2009)	0.02	17,975	1,663,013
Wheat (62 contracts, settlement date September 14, 2009)	0.03	22,875	1,765,450

Net Unrealized Depreciation on Futures Contracts	(0.70)%	$(600,961)	$85,665,260

See accompanying notes to condensed consolidated financial statements.

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

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended March 31, 2009 and March 31, 2008

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008(i)
Income
Interest Income	$8,019	$95,279

Expenses
Management fee to related party	46,592	36,594
Brokerage commissions and fees	13,155	11,945

Total expenses	59,747	48,539

Net Investment Income (Loss)	(51,728)	46,740

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	—	3,435
Futures Contracts	(2,167,262)	1,444,929

Net Realized Gain (Loss)	(2,167,262)	1,448,364

Net Change in Unrealized Gain (Loss) on
Investments	(19)	16,458
Futures Contracts	1,279,329	(1,265,056)

Net Change in Unrealized Gain (Loss)	1,279,310	(1,248,598)

Net Realized and Unrealized Gain (Loss) on Investments and Future Contracts	(887,952)	199,766

Net Income (Loss)	$(939,680)	$246,506

See accompanying notes to consolidated financial statements

(i)	Reflects operating results since January 23, 2008, the date of commencement of trading.

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2009

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2008	50	$1,500	$(404)	1,096	800,000	$24,539,494	$(7,000,766)	$17,538,728	$17,539,824
Sale of Units	—	—	—	—	3,150,000	69,230,648	—	69,230,647	69,230,647
Net loss:
Net investment loss	—	—	(3)	(3)	—	—	(51,725)	(51,725)	(51,728)
Net realized loss on Investments and Futures Contracts	—	—	(114)	(114)	—	—	(2,167,148)	(2,167,148)	(2,167,262)
Net change in unrealized loss on Investments and Futures Contracts	—	—	107	107	—	—	1,279,203	1,279,203	1,279,310

Accumulated deficit:	—	—	(10)	(10)	—	—	(939,670)	(939,670)	(939,680)

Balance at March 31, 2009	50	$1,500	$(414)	$1,086	3,950,000	$93,770,142	$(7,940,436)	$85,829,706	$85,830,792

See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and March 31, 2008

	March 31, 2009	March 31, 2008 (i)
Cash flows from operating activities:
Net Loss	$(939,680)	$246,506
Adjustments to reconcile net income to net cash used for operating activities:
Purchase of investment securities	(9,992,417)	(34,061,831)
Proceeds from investment securities	5,000,000	5,194,575
Net accretion of discount of premium	(6,168)	(89,417)
Unrealized (appreciation) depreciation from investments	(1,279,329)	1,248,598
Increase in other assets	(11,735)	(2,685)
Increase in accrued expenses	9,998	22,902

Net cash used for operating activities	(7,219,331)	(27,444,787)

Cash flows from financing activities:
Collection of subscription receivable	1,096,170	1,500
Proceeds from sale of Limited Units	69,230,648	32,549,359
Redemption of Units	—	(3,579,789)

Net cash provided by financing activities	70,326,818	28,971,070

Net change in cash	63,107,487	1,526,283
Cash held by broker at beginning of period	13,331,630	—

Cash held by broker at end of period	$76,439,117	$1,526,283

See accompanying notes to consolidated financial statements

(i)	Reflects operating results since January 23, 2008, the date of commencement of trading.

GreenHaven Continuous Commodity Index Fund
Notes to Unaudited Consolidated Financial Statements
March 31, 2009
(1) Organization
The GreenHaven Continuous Commodity Index Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively as the context requires) was formed as a Delaware statutory trust on October 27, 2006, and GreenHaven Continuous Commodity Master Index Fund (the “Master Fund”), was formed as a Delaware statutory trust on October 27, 2006. The Fund offers common units of beneficial interest (the “Shares”). Upon inception of the Fund, 50 General Units of the Fund were issued to GreenHaven Commodity Services, LLC (the “Managing Owner”) in exchange for a capital contribution of $1,500. The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner.
Shares are purchased from the Fund only by Authorized Participants in one or more blocks of 50,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities for deposit with the Master Fund’s commodities brokers as margin and other high credit quality short term fixed income securities. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 24, 2008 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).).
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
Unaudited Interim Financial Information
The consolidated financial statements as of and for the three month periods ended March 31, 2009 and March 31, 2008 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statement and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
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
(d) “The Commodity Broker” — Merrill Lynch, Pierce, Fenner & Smith (“Merrill Lynch”) and Morgan Stanley (“Morgan Stanley”) are the Master Fund’s Commodity Brokers. In their capacity as the Commodity Brokers, they execute and clear each of the Master Fund’s futures transactions and perform certain administrative services for the Master Fund. Merrill Lynch and Morgan Stanley are based in New York, New York.
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
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used as of March 31, 2009 in valuing the Fund’s assets at fair value are:

	Investments	Other Financial
Valuation inputs	in Securities	Instruments*
Level 1 - Quoted Prices	$—	$(600,961)
Level 2 - Other Significant Observable Inputs	9,998,450	—
Level 3 - Significant Unobservable Inputs	—	—
Total	$9,998,450	$(600,961)

*	Other financial instruments are futures contracts, which are valued at the closing exchange price.
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

(6) Share Purchases and Redemptions
(a) Purchases
Shares may be purchased from the Fund only by certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 50,000 Shares, called Baskets. The Fund will issue Shares in Baskets only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund, at the net asset value of 50,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.
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
The redemption distribution from the Fund consists of the cash redemption amount. The cash redemption amount is equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Fund will distribute the cash redemption amount at noon, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.
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
(7) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fee incurred for the three month periods ended March 31, 2009 and March 31, 2008 was $46,592 and $36,594, respectively. This fee was charged to the Fund and paid to the Managing Owner.
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
(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $15 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the three month periods ended March 31, 2009 and March 31, 2008 were $13,155 and $11,945, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to .02% of the net asset value of the Master Fund.
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
(10) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three month periods ended March 31, 2009 and March 31, 2008.. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Period
	Ended	Ended
	March 31,	March 31,
	2009	2008
Net Asset Value
Net asset value at beginning of period	$21.92	$30.00

Net realized and change in unrealized loss from investments	(0.16)	2.39
Net investment income	(0.03)	0.07

Net decrease in net assets from operations	(0.19)	2.46
Net asset value per Limited Share, beginning of period	21.92	30.00

Net asset value per Limited Share, end of period	21.73	32.46

Market value per Limited Share, beginning of period	21.92	30.00

Market value per Limited Share, end of period	$21.95	$32.34

Ratio to average net assets (i)
Net investment income	0.89%	1.07%
Total expenses	1.03%	1.11%

Total Return, at net asset value (ii)	(0.9)%	8.2	%(iii)

Total Return, at market value (ii)	0.1%	7.8	%(iii)

(i)	Amounts are annualized.

(ii)	Percentages are not annualized.

(iii)	Percentages are calculated for the period January 23, 2008 to March 31, 2008 based on initial offering price upon commencement of investment operations of $30.00.
(11) Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No 51” (“Statement 160”). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Fund adopted Statement No. 160 on January 1, 2009, and has determined that the application of the Statement did not have any impact on its results of operation and financial position.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Statement 161 has the same scope as Statement 133. Accordingly, it applies to all entities. Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Fund adopted Statement No. 161 on January 1, 2009, and has determined that the application of this Statement did not have any impact on its disclosure.
On September 12, 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 133-1 (“FSP 133-1”) and FASB Interpretation Number (“FIN”) 45-4 (“FIN 45-4”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45”; and “Clarification of the Effective Date of FASB Statement No. 161”. FSP 133-1 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FIN 45-4 amends FIN 45, Guarantor’s Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. FSP 133-1 and FIN 45-4 are effective for reporting periods (annual or interim) ending after November 15, 2008. Adoption of this position had no impact on the Fund’s disclosures.
On April 9, 2009 the FASB issued FASB Staff Position (“FSP”) No FAS 107-1 amending FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. The Fund has adopted this Statement as of the three month reporting period ended March 31, 2009 and believes that its disclosures and valuation methodology have been in compliance with this Statement.
On April 9, 2009 the FASB issued FASB Staff Position (“FSP”) No. 157-4 to provide additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Fund has adopted this statement as of the three month reporting period ended March 31, 2009 and believes that there have been no circumstances to date in which its application would have had an impact on the Fund’s disclosure.
(12) Subsequent Event
On March 26, 2009 the Fund issued 1,000,000 shares bringing the total number of shares outstanding to 3,950,050. The Fund had 4,000,000 shares publicly registered. As a result, the Managing Owner ceased issuance of 50,000 share creation units until the Fund could register additional shares for issuance with the appropriate regulatory bodies.
Subsequent to the three months ended March 31, 2009, an additional 21,000,000 shares were publicly registered on May 14, 2009. On May 14, 2009, 800,000 shares were then created bringing the total number of the Fund’s shares outstanding to 4,750,050.

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
Performance Summary
There is no performance history prior to the beginning of trading on January 24, 2008. For performance history subsequent to the beginning of trading, see item (10) of the Notes to Unaudited Financial Statements of March 31, 2009, above.
Net Asset Value
The Administrator calculates a daily Net Asset Value per share of the Fund, based on closing prices of the underlying futures contracts. The first such calculation was as of market close on January 24, 2008, the first day of trading on the NYSE Alternext. Values of the underlying Index are computed by Thomson Reuters America, LLC, and disseminated by the NYSE Alternext every fifteen (15) seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.
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
Capital Resources
The Fund had no commitments for capital expenditures as of March 31, 2009. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2009 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is unleveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
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

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO MARCH 31, 2009 (REFERRED TO HEREIN AS “PERIOD ENDED MARCH 31, 2009”)
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Alternext on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/24/2008	$30.00	350,050	$10,501,500.00	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,082.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623.00	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,674.50	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,188.50	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,841.50	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,185.50	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,582.50	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387.00	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134.00	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,101.50	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096.00	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,620,000.00	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,826,500.00	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,833,500.00	4.12%	-0.87%	-0.87%	-27.57%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the three months ended March 31, 2009 and March 31, 2008, the Fund’s Net Asset Value outperformed the Index by .81% and .23%, respectively.
On March 26, 2009, the Fund issued 1,000,000 shares bringing the total number of shares outstanding to 3,950,050. The Fund had 4,000,000 shares publicly registered. As a result, the Managing Owner ceased issuance of 50,000 share creation units until the Fund could register additional shares for issuance with the appropriate regulatory bodies.
The Fund continues to operate under its stated goal of tracking the Thomson Reuters Continuous Commodity Index. However, as a result of no shares remaining available for creation, a possibility exists that the price and value of the shares could diverge from the tracking of the Index.
Subsequent to the three months ended March 31, 2009, an additional 21,000,000 shares were publicly registered on May 14, 2009. On May 14, 2009, 800,000 shares wee then created bringing the total number of the Fund’s shares outstanding to 4,750,050.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Introduction
The Fund aims to track the Thomson Reuters Continuous Commodity Index, which consists of seventeen commodities and is rebalanced daily. Due to the rebalancing, the Fund on a given day holds an equal amount of each of the seventeen index components. Thus, the exposure of the Fund to a given component remains over time very close to 1/17, or 5.88%. Unless the Index Owner (Thomson Reuters) changes the construction of the Index, the Fund will maintain the same allocation to the same commodities. The value of the Shares relates directly to the value of the commodity futures and other assets held by the Master Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s portfolio of exchange-traded futures on the Index Commodities. The value of the Shares relate directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodities may fluctuate widely based on many factors. Some of those factors are:

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
The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of March 31, 2009 by market sector.

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
ITEM 4. CONTROLS AND PROCEDURES.
Disclosure controls and procedures
Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures with respect to the Fund were effective as of the end of the period covered by this report.
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
During the three months ended March 31, 2009, the Fund made no change to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not Applicable.
Item 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2008, filed March 27, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-138424) was declared effective on December 5, 2007 and updated on February 20, 2008, April 14, 2009, a new Registration Statement was filed on Form S-1 (Registration No. 333-158421) and declared effective on April 24, 2009 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Alternext US LLC (the “NYSE Alternext”)) on January 24, 2008 and, as of November 25, 2008, is listed on the NYSE Arca, Inc. (the “NYSE Arca”).). The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.
For the three months ended March 31, 2009, 3,150,000 Limited Shares were created for $69,230,647 and 0 Limited Shares were redeemed. On March 31, 2009, 3,950,000 Limited Shares of the Fund were outstanding for a market capitalization of $86,702,500, based on that day’s closing price of $21.95 on the NYSE Arca.
(c) There were no redemptions by Authorized Participants during the three months ended March 31, 2009.
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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: May 15, 2009	By:	/s/ Thomas J. Fernandes
Name: Thomas J. Fernandes
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4