Form 10-Q
period 2009-06-30
GreenHaven Continuous Commodity Index Fund
filed 2009-08-12
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding Limited Shares as of June 30, 2009: 6,300,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED JUNE 30, 2009

*	Period reflects operating results since January 23, 2008, the date of commencement of trading.

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
June 30, 2009 (unaudited) and December 31, 2008

	June 30,
	2009	December 31,
	(unaudited)	2008
Assets
Equity in broker trading accounts:
Short-term investments (cost $124,983,541 and $4,998,396, respectively)	$124,981,895	$4,999,865
Cash held by broker	22,670,117	13,331,630
Net unrealized depreciation on futures contracts	(4,364,240)	(1,880,290)

Total equity in broker trading accounts	143,287,772	16,451,205
Capital shares receivable	—	1,096,170
Other assets	17,860	3,525

Total assets	$143,305,632	$17,550,900

Liabilities and shareholders’ equity
Management fee payable to related party	$99,584	$11,076

Total liabilities	99,584	11,076

Shareholders’ equity
General Units:
Paid in capital - 50 units issued and outstanding as of June 30, 2009 and December 31, 2008	1,500	1,500
Accumulated deficit	(364)	(404)

Total General Units	1,136	1,096

Limited Units:
Paid in capital - 6,300,000 and 800,000 redeemable units issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	149,992,263	24,539,494
Accumulated deficit	(6,787,351)	(7,000,766)

Total Limited Units	143,204,912	17,538,728

Total shareholders’ equity	143,206,048	17,539,824

Total liabilities and shareholders’ equity	$143,305,632	$17,550,900

Net asset value per share

General Units	$22.73	$21.92

Limited Units	$22.73	$21.92
See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Condensed Consolidated Schedule of Investments
June 30, 2009 (unaudited)

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.15% due July 23, 2009	45.39%	$64,995,255	$65,000,000
U.S. Treasury Bills, 0.17% due August 6, 2009	6.98	9,998,550	10,000,000
U.S. Treasury Bills, 0.18% due August 27, 2009	20.94	29,993,250	30,000,000
U.S. Treasury Bills, 0.15% due September 3, 2009	13.96	19,994,840	20,000,000

Total United States Treasury Obligations (cost $124,983,541)	87.27%	$124,981,895	$125,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (166 contracts, settlement date September 15, 2009)	(0.12)%	$(171,560)	$4,166,600
Cocoa (166 contracts, settlement date December 15, 2009)	(0.11)	(154,220)	4,216,400
Coffee (92 contracts, settlement date September 18, 2009)	(0.20)	(285,956)	4,136,550
Coffee (92 contracts, settlement date December 18, 2009)	(0.20)	(284,775)	4,236,600
Copper (74 contracts, settlement date September 28, 2009)	0.15	222,038	4,203,200
Copper (74 contracts, settlement date December 29, 2009)	0.07	103,788	4,218,925
Corn (233 contracts, settlement date September 14, 2009)	(0.54)	(772,613)	4,129,925
Corn (233 contracts, settlement date December 14, 2009)	(0.56)	(798,250)	4,278,463
Cotton (144 contracts, settlement date December 08, 2009)	0.00 *	7,110	4,138,560
Cotton (143 contracts, settlement date March 09, 2010)	(0.16)	(229,605)	4,269,980
Florida Orange Juice (229 contracts, settlement date September 10, 2009)	(0.27)	(386,850)	2,708,498
Florida Orange Juice (228 contracts, settlement date November 09, 2009)	(0.27)	(386,753)	2,804,400
Florida Orange Juice (228 contracts, settlement date January 08, 2010)	(0.12)	(177,143)	2,908,710
Gold (45 contracts, settlement date December 29, 2009)	0.05	69,000	4,185,900
Gold (45 contracts, settlement date February 24, 2010)	(0.04)	(56,630)	4,191,300
Heating Oil (21 contracts, settlement date August 31, 2009)	0.11	159,407	1,620,587
Heating Oil (21 contracts, settlement date September 30, 2009)	0.15	215,149	1,660,100
Heating Oil (21 contracts, settlement date October 30, 2009)	0.18	258,565	1,689,647
Heating Oil (21 contracts, settlement date November 30, 2009)	(0.04)	(56,242)	1,716,107
Heating Oil (21 contracts, settlement date December 31, 2009)	(0.04)	(58,187)	1,742,920
Lean Hogs (90 contracts, settlement date August 14, 2009)	(0.15)	(208,610)	2,183,400
Lean Hogs (90 contracts, settlement date October 14, 2009)	(0.15)	(218,130)	2,017,800
Lean Hogs (90 contracts, settlement date December 14, 2009)	(0.19)	(266,220)	2,005,200
Lean Hogs (91 contracts, settlement date February 12, 2010)	(0.13)	(187,650)	2,242,240
Light, Sweet Crude Oil (24 contracts, settlement date August 20, 2009)	0.14	202,270	1,700,160
Light, Sweet Crude Oil (23 contracts, settlement date September 22, 2009)	0.16	233,710	1,646,800
Light, Sweet Crude Oil (23 contracts, settlement date October 20, 2009)	0.17	245,500	1,660,600
Light, Sweet Crude Oil (23 contracts, settlement date November 20, 2009)	(0.04)	(61,970)	1,672,330
Light, Sweet Crude Oil (24 contracts, settlement date December 21, 2009)	(0.04)	(60,630)	1,755,120
Live Cattle (78 contracts, settlement date October 30, 2009)	0.06	89,930	2,813,460
Live Cattle (79 contracts, settlement date December 31, 2009)	(0.01)	(16,740)	2,836,100
Live Cattle (78 contracts, settlement date February 26, 2010)	(0.03)	(40,840)	2,783,820
Natural Gas (35 contracts, settlement date August 27, 2009)	(0.05)	(77,500)	1,393,700
Natural Gas (35 contracts, settlement date September 28, 2009)	(0.03)	(46,160)	1,471,400
Natural Gas (34 contracts, settlement date October 28, 2009)	(0.03)	(40,840)	1,650,700
Natural Gas (34 contracts, settlement date November 24, 2009)	(0.08)	(117,400)	1,881,220
Natural Gas (35 contracts, settlement date December 29, 2009)	(0.08)	(115,860)	2,042,950
Platinum (71 contracts, settlement date October 28, 2009)	0.07	95,840	4,207,815
Platinum (71 contracts, settlement date January 27, 2010)	(0.17)	(247,685)	4,218,465
Silver (62 contracts, settlement date September 28, 2009)	(0.14)	(205,675)	4,216,000
Silver (62 contracts, settlement date December 29, 2009)	(0.03)	(48,440)	4,228,710
Soybean (86 contracts, settlement date November 13, 2009)	(0.09)	(123,013)	4,218,300
Soybean (85 contracts, settlement date January 14, 2010)	(0.30)	(423,950)	4,177,750
Sugar (205 contracts, settlement date September 30, 2009)	0.39	552,843	4,098,360
Sugar (204 contracts, settlement date February 26, 2010)	0.24	345,419	4,302,278
Wheat (150 contracts, settlement date September 14, 2009)	(0.28)	(403,112)	4,055,625
Wheat (153 contracts, settlement date December 14, 2009)	(0.30)	(435,600)	4,327,988

Net Unrealized Depreciation on Futures Contracts	(3.05)%	$(4,364,240)	$143,031,663

*	Denotes less than 0.01% yet greater than 0.00%
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

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Income and Expenses
For the Three Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)
and Six Months Ended June 30, 2009 (unaudited) and Period Ended June 30, 2008 (i) (unaudited)

	Three Months	Three Months	Six Months	Period
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008 (i)
Income
Interest Income	$28,941	$109,738	$36,960	$205,017

Expenses
Management fee to related party	233,203	63,703	279,794	100,297
Brokerage commissions and fees	65,845	17,986	79,001	29,931

Total expenses	299,048	81,689	358,795	130,228

Net Investment Income (Loss)	(270,107)	28,049	(321,835)	74,789

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	—	(2,889)	—	546
Futures Contracts	5,189,618	791,280	3,022,355	2,236,209

Net Realized Gain	5,189,618	788,391	3,022,355	2,236,755

Net Change in Unrealized Gain (Loss) on
Investments	(3,096)	(16,376)	(3,115)	82
Futures Contracts	(3,763,279)	3,068,354	(2,483,950)	1,803,298

Net Change in Unrealized Gain (Loss)	(3,766,375)	3,051,978	(2,487,065)	1,803,380

Net Realized and Unrealized Gain on Investments and Future Contracts	1,423,243	3,840,369	535,290	4,040,135

Net Gain	$1,153,136	$3,868,418	$213,455	$4,114,924

(i)	Reflects operating results since January 23, 2008, the date of commencement of trading.
See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Consolidated Statement of Changes in Shareholders’ Equity
For the Three Months Ended June 30, 2009 (unaudited)

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at March 31, 2009	50	$1,500	$(414)	$1,086	3,950,000	$93,770,142	$(7,940,436)	$85,829,706	$85,830,792
Sale of Units	—	—	—	—	2,400,000	57,375,071		57,375,071	57,375,071
Redemption of Limited Units	—	—	—	—	(50,000)	(1,152,950)	—	(1,152,950)	(1,152,950)
Net gain:
Net investment loss	—	—	(3)	(3)	—	—	(270,104)	(270,104)	(270,107)
Net realized gain on Investments and Futures Contracts	—	—	47	47	—	—	5,189,571	5,189,571	5,189,618
Net change in unrealized gain (loss) on Investments and Futures Contracts	—	—	6	6	—	—	(3,766,382)	(3,766,382)	(3,766,376)

Net gain	—	—	50	50	—	—	1,153,085	1,153,085	1,153,135

Balance at June 30, 2009	50	$1,500	$(364)	$1,136	6,300,000	$149,992,263	$(6,787,351)	$143,204,912	$143,206,048

See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Consolidated Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2009 (unaudited)

	General Units					Limited Units				Total
					Total				Total
					General				Limited	Total
	General Units		Accumulated	Subscription	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Defecit	Receivable	Equity	Units	Amount	Defecit	Equity	Equity
Balance at December 31, 2008	50	$1,500	$(404)	$—	$1,096	800,000	$24,539,494	$(7,000,766)	$17,538,728	$17,539,824
Sale of Units	—	—	—	—	—	5,550,000	126,605,719	—	126,605,719	126,605,719
Redemption of Limited Units	—	—	—	—	—	(50,000)	(1,152,950)	—	(1,152,950)	(1,152,950)
Net gain:
Net investment loss	—	—	(7)	—	(7)	—	—	(321,828)	(321,828)	(321,835)
Net realized loss on Investments and Futures Contracts	—	—	(68)	—	(68)	—	—	3,022,423	3,022,423	3,022,355
Net change in unrealized gain (loss) on Investments and Futures Contracts	—	—	115	—	115	—	—	(2,487,180)	(2,487,180)	(2,487,065)

Net gain	—	—	40	—	40	—	—	213,415	213,415	213,455

Balance at June 30, 2009	50	$1,500	$(364)	$—	$1,136	6,300,000	$149,992,263	$(6,787,351)	$143,204,912	$143,206,048

See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 (unaudited) and the Period Ended June 30, 2008 (unaudited)

	Six Months	Period
	Ended	Ended
	June 30, 2009	June 30, 2008 (i)
Cash flow from operating activities:
Net Gain	$213,455	$4,114,924
Adjustments to reconcile net income to net cash used for operating activities:
Purchase of investment securities	(134,954,862)	(75,231,488)
Proceeds from sale of investment securities	15,000,000	47,978,390
Net accretion of discount of premium	(30,283)	(194,605)
Net realized loss on investment securities	—	(546)
Unrealized (appreciation) depreciation from investments	2,487,065	(1,803,380)
Increase in other assets	(14,335)	(5,509)
Increase in accrued expenses	88,508	20,977

Net cash used for operating activities	(117,210,452)	(25,121,237)

Cash flows from financing activities:
Collection of subscription receivable	1,096,170	1,500
Proceeds from sale of Limited Units	126,605,719	43,003,172
Redemption of Units	(1,152,950)	(17,650,890)

Net cash provided by financing activities	126,548,939	25,353,782

Net change in cash	9,338,487	232,545
Cash held by broker at beginning of period	13,331,630	—

Cash held by broker at end of period	$22,670,117	$232,545

(i)	Reflects operating results since January 23, 2008, the date of commencement of trading.
Please see accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Notes to Unaudited Consolidated Financial Statements
June 30, 2009
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
Shares are purchased from the Fund only by Authorized Participants in one or more blocks of 50,000 Shares, called a Basket. The proceeds from the offering of Shares are invested in the Master Fund. The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities for deposit with the Master Fund’s commodities brokers as margin and other high credit quality short term fixed income securities. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca.
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
Unaudited Interim Financial Information
The consolidated financial statements as of and for the three month periods ended June 30, 2009 and June 30, 2008 and the six months and period ended June 30, 2009 and June 30, 2008 (the period ending June 30, 2008 begins on January 23, 2008, the date of trading commencement) included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statement and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
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
(d) “The Commodity Broker” – Merrill Lynch, Pierce, Fenner & Smith (“Merrill Lynch”) and Morgan Stanley (“Morgan Stanley”) are the Master Fund’s Commodity Brokers. In their capacity as the Commodity Brokers, they execute and clear each of the Master Fund’s futures transactions and perform certain administrative services for the Master Fund. Merrill Lynch and Morgan Stanley are based in New York, New York.
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

On April 9, 2009 the FASB issued FASB Staff Position (“FSP”) No. 157-4 to provide additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Fund has adopted this statement as of the three month reporting period ended June 30, 2009 and believes that there have been no circumstances to date in which its application would have had an impact on the Fund’s financial statements.
The Fund utilizes various inputs used in determining the value of the Fund’s investments. These inputs are summarized in the three broad levels listed below as follows:
Level 1 — quoted prices in active markets for identical securities
Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used as of June 30, 2009 in valuing the Fund’s assets at fair value are:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
U.S. Treasuries	$—	$124,981,895	$—	$124,981,895
Futures Contracts	(4,364,240)	—	—	(4,364,240)

Total	$(4,364,240)	$124,981,895	$—	$124,981,895

(5)	Derivative Instruments and Hedging Activities
In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“Statement 161”). Statement 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Statement 161 has the same scope as Statement 133. Accordingly, it applies to all entities. Statement 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Fund adopted Statement No. 161 on January 1, 2009, and has determined that the application of this Statement did not have any impact on its disclosure.
The following is a summary of the fair value of the derivative instruments utilized by the Fund, categorized by risk exposure, as of June 30, 2009:

Derivative Instruments	Asset Derivatives*	Liability Derivatives*	Net Derivatives*
Futures Contracts	$2,800,569	$(7,164,809)	$(4,364,240)

*	Fair values of derivative instruments include variation margin receivable for futures contracts.

The following is a summary of the realized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure for the six months ended June 30, 2009:

Derivative Instruments	Realized Gain (Loss) on Derivative Instruments
Futures Contracts	$3,022,355
The following is a summary of the unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure as of June 30, 2009:

Derivative Instruments	Unrealized Gain (Loss) on Derivative Instruments
Futures Contracts	$(4,364,240)
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
(8) Operating Expenses, Organizational and Offering Costs
(a) Management Fee

The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fee incurred for the six month periods ended June 30, 2009 and June 30, 2008 was $279,794 and $100,297, respectively, and the management fee incurred for the three months ended June 30, 2009 and June 30, 2008 was $233,203 and $63,703, respectively. This fee was charged to the Fund and paid to the Managing Owner.
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
(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $15 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the six month periods ended June 30, 2009 and June 30, 2008 were $79,001 and $29,931, respectively, and the brokerage commissions and trading fees for the three months ended June 30, 2009 and June 30, 2008 were $65,845 and $17,986, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to .02% of the net asset value of the Master Fund.
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

(11) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three month and six month periods ended June 30, 2009 and June 30, 2008. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Three Months	Six Months	Period
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008 (iii)
Net Asset Value
Net asset value per Limited Share, beginning of period	$21.73	$32.46	$21.92	$30.00

Net realized and change in unrealized gain from investments	1.06	4.34	0.91	6.73
Net investment income (loss)	(0.06)	0.03	(0.10)	0.10

Net increase in net assets from operations	1.00	4.37	0.81	6.83

Net asset value per Limited Share, end of period	22.73	36.83	22.73	36.83

Market value per Limited Share, beginning of period	21.95	32.34	21.92	30.00

Market value per Limited Share, end of period	$22.88	$36.88	$22.88	$36.88

Ratio to average net assets (i)
Net investment income (loss)	(0.98)	0.37	(0.96)	0.63
Total expenses	1.08	1.09	1.07	1.10

Total Return, at net asset value (ii)	4.60%	13.5%	3.70%	22.8	%(iv)

Total Return, at market value (ii)	4.24%	14.0%	4.38%	22.9	%(iv)

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

(iii)	Reflects operating results since January 23, 2008, the date of commencement of trading.

(iv)	Percentages are calculated for the period January 23, 2008 to June 30, 2008 based on initial offering price upon commencement of investment operations of $30.00.
(12) Recently Issued Accounting Standards
In December 2007, the FASB issued FASB Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment to ARB No 51” (“Statement 160”). Statement 160 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all non-controlling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Fund adopted Statement 160 on January 1, 2009, and has determined that the application of the Statement did not have any impact on its results of operation and financial position.
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
On April 9, 2009 the FASB issued FASB Staff Position (“FSP”) No FAS 107-1 amending FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. The Fund adopted the requirements of this pronouncement for the quarter ended June 30, 2009.
In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“Statement 165”). Statement 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Statement 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The adoption of Statement 165 did not have a material impact on our consolidated results of operations or consolidated financial position.
In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“Statement 168”) - a replacement of FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Under the provisions of Statement 168, the Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The rules and interpretive releases of the SEC under authority federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of Statement 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The provisions of Statement 168 are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Managing Owner is currently reviewing the provisions of Statement 168 to determine the impact on the Fund’s consolidated financial statements.
(13) Subsequent Event
In accordance with Statement 165, the Managing Owner evaluated all events and transactions that occurred after June 30, 2009 up through August 12, 2009, the date these financial statements were issued. During this period, there were 350,000 Limited Shares created and 950,000 shares redeemed resulting in the Fund having 5,700,000 total Limited Shares outstanding as of August 12, 2009.

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
Performance Summary
There is no performance history prior to the beginning of trading on January 24, 2008. For performance history subsequent to the beginning of trading, see item (11) of the Notes to Unaudited Financial Statements of June 30, 2009, above.
Net Asset Value
The Administrator calculates a daily Net Asset Value per share of the Fund, based on closing prices of the underlying futures contracts. The first such calculation was as of market close on January 24, 2008, the first day of trading on the NYSE Arca, formerly the American Stock Exchange. Values of the underlying Index are computed by Thomson Reuters America, LLC, and disseminated by NYSE Arca every fifteen (15) seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.
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
Capital Resources
The Fund had no commitments for capital expenditures as of June 30, 2009. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2009 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Brokers in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is unleveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
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

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO JUNE 30, 2009 (REFERRED TO HEREIN AS “PERIOD ENDED JUNE 30, 2009”)
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/24/2008	$30.00	350,050	$10,501,500.00	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,082.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623.00	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,674.50	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,188.50	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,841.50	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,185.50	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,582.50	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387.00	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134.00	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,101.50	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096.00	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090.00	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,543.50	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,586.50	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,584.50	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,210.50	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,136.50	-6.11%	4.60%	3.70%	-24.23%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the six months ended June 30, 2009 and period ended June 30, 2008, the Fund’s Net Asset Value outperformed the Index by 1.21% and .35%, respectively.
On March 26, 2009, the Fund issued 1,000,000 shares bringing the total number of shares outstanding to 3,950,050. At that time the Fund had 4,000,000 shares publicly registered. As a result, the Managing Owner ceased issuance of 50,000 share creation units until the Fund could register additional shares for issuance with the appropriate regulatory bodies.
Subsequent to the three months ended March 31, 2009, an additional 21,000,000 shares were publicly registered on May 14, 2009. As of August 12, 2009 the Fund has 5,700,000 Limited Shares outstanding.
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
The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of June 30, 2009 by market sector.

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
Changes in Internal Control over Financial Reporting
The Fund commenced trading on January 24, 2008 and began to exercise its internal control over financial reporting thereafter. The Fund’s investing activity is limited to the purchase and sale of commodity futures contracts and of short-term U.S. Treasury bills. Futures transactions are made through Merrill Lynch and Morgan Stanley, the Commodity Brokers, which provides the Fund with statements on a daily basis. Bank of New York, the Fund’s Custodian, reconciles the reports from Merrill Lynch and Morgan Stanley with its own records of Fund transactions. In addition, the Managing Owner each day reconciles its own records with those of Merrill Lynch, Morgan Stanley, and Bank of New York.
During the three months ended June 30, 2009, the Fund made no change to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not Applicable.
Item 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2008, filed March 27, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-138424) was declared effective on December 5, 2007 and updated on February 20, 2008, April 14, 2009. A new Registration Statement was filed on Form S-1 (Registration No. 333-158421) and declared effective on April 24, 2009 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca. The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.
For the three months ended June 30, 2009, 2,400,000 Limited Shares were created for $57,375,071 and 50,000 Limited Shares were redeemed for $1,152,950. On June 30, 2009, 6,300,000 Limited Shares of the Fund were outstanding for a market capitalization of $144,144,000, based on that day’s closing price of $22.88 on the NYSE Arca.
(c) There were 50,000 Limited Shares redeemed by Authorized Participants during the three months ended June 30, 2009.
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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: August 12, 2009	By:	/s/ Thomas J. Fernandes
Name: Thomas J. Fernandes
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4