Form 10-Q
period 2009-09-30
GreenHaven Continuous Commodity Index Fund
filed 2009-11-09
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding Limited Shares as of September 30, 2009: 8,350,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED SEPTEMBER 30, 2009

PART 1. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Consolidated Statements of Financial Condition at September 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Schedule of Investments at September 30, 2009 (unaudited)	4

Consolidated Schedule of Investments at December 31, 2008	5

Consolidated Statements of Income and Expenses for the Three Months Ended September 30, 2009 (unaudited) and September 30, 2008 (unaudited) and Nine Months Ended September 30, 2009 (unaudited) and the Period* Ended September 30, 2008 (unaudited)	6

Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2009 (unaudited)	7

Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2009 (unaudited)	8

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2009 (unaudited) and Period* Ended September 30, 2008 (unaudited)	9

Notes to Unaudited Consolidated Financial Statements	10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4. CONTROLS AND PROCEDURES	24

PART II. OTHER INFORMATION	25

ITEM 1. Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3. Defaults Upon Senior Securities	25

ITEM 4. Submission of Matters to a Vote of Security Holders	25

ITEM 5. Other Information	25

ITEM 6. Exhibits	26

SIGNATURES	26

EXHIBIT INDEX	27

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

*	Period reflects operating results since January 23, 2008, the date of commencement of trading.

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
September 30, 2009 (unaudited) and December 31, 2008

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Equity in broker trading accounts:
Short-term investments (cost $179,967,596 and $4,998,396, respectively)	$179,980,730	$4,999,865
Cash held by broker	15,367,115	13,331,630
Net unrealized appreciation (depreciation) on futures contracts	1,845,390	(1,880,290)

Total equity in broker trading accounts	197,193,235	16,451,205
Capital shares receivable	2,389,045	1,096,170
Other assets	13,069	3,525

Total assets	$199,595,349	$17,550,900

Liabilities and shareholders’ equity
Management fee payable to related party	$108,876	$11,076

Total liabilities	108,876	11,076

Shareholders’ equity
General Units:
Paid in capital — 50 units issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,500	1,500
Accumulated deficit	(306)	(404)

Total General Units	1,194	1,096

Limited Units:
Paid in capital — 8,350,000 and 800,000 redeemable units issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	199,898,624	24,539,494
Accumulated deficit	(413,345)	(7,000,766)

Total Limited Units	199,485,279	17,538,728

Total shareholders’ equity	199,486,473	17,539,824

Total liabilities and shareholders’ equity	$199,595,349	$17,550,900

Net asset value per share

General Units	$23.89	$21.92

Limited Units	$23.89	$21.92
See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Condensed Consolidated Schedule of Investments
September 30, 2009 (unaudited)

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.04% due October 22, 2009	35.09%	$69,998,460	$70,000,000
U.S. Treasury Bills, 0.16% due November 27, 2009	20.05	39,996,520	40,000,000
U.S. Treasury Bills, 0.15% due December 03, 2009	10.02	19,998,000	20,000,000
U.S. Treasury Bills, 0.10% due December 24, 2009	25.06	49,987,750	50,000,000

Total United States Treasury Obligations (cost $179,967,596)	90.22%	$179,980,730	$180,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (123 contracts, settlement date December 15, 2009)	0.16%	$311,950	$3,862,200
Cocoa (123 contracts, settlement date March 16, 2010)	0.12	242,710	3,888,030
Cocoa (123 contracts, settlement date May 13, 2010)	0.10	208,070	3,901,560
Coffee (80 contracts, settlement date December 18, 2009)	(0.04)	(82,931)	3,834,000
Coffee (80 contracts, settlement date March 19, 2010)	(0.10)	(197,081)	3,921,000
Coffee (79 contracts, settlement date May 18, 2010)	(0.08)	(168,638)	3,928,275
Copper (56 contracts, settlement date December 29, 2009)	0.16	321,413	3,946,600
Copper (55 contracts, settlement date March 29, 2010)	(0.02)	(30,188)	3,893,313
Copper (55 contracts, settlement date May 26, 2010)	(0.00)*	(6,450)	3,897,438
Corn (220 contracts, settlement date December 14, 2009)	0.01	16,338	3,784,000
Corn (219 contracts, settlement date March 12, 2010)	0.10	189,850	3,906,412
Corn (220 contracts, settlement date May 14, 2010)	0.10	192,163	4,023,250
Cotton (127 contracts, settlement date December 8, 2009)	0.05	100,930	3,990,340
Cotton (123 contracts, settlement date March 09, 2010)	0.05	99,475	3,997,500
Cotton (112 contracts, settlement date May 6, 2010)	0.03	67,295	3,711,120
Florida Orange Juice (325 contracts, settlement date January 8, 2010)	(0.27)	(530,108)	4,631,250
Florida Orange Juice (242 contracts, settlement date March 11, 2010)	(0.17)	(341,400)	3,575,550
Florida Orange Juice (224 contracts, settlement date May 10, 2010)	(0.08)	(165,975)	3,432,240
Gold (39 contracts, settlement date December 29, 2009)	0.07	149,210	3,936,270
Gold (39 contracts, settlement date February 24, 2010)	0.09	177,620	3,940,950
Gold (38 contracts, settlement date April 28, 2010)	0.08	153,730	3,843,700
Heating Oil (29 contracts, settlement date November 30, 2009)	(0.02)	(47,032)	2,264,262
Heating Oil (29 contracts, settlement date December 31, 2009)	(0.05)	(99,208)	2,299,828
Heating Oil (29 contracts, settlement date January 29, 2010)	(0.02)	(49,816)	2,327,476
Heating Oil (30 contracts, settlement date February 26, 2010)	(0.03)	(50,156)	2,427,264
Heating Oil (30 contracts, settlement date March 31, 2010)	(0.02)	(45,058)	2,438,982
Lean Hogs (174 contracts, settlement date December 14, 2009)	(0.06)	(113,740)	3,452,160
Lean Hogs (174 contracts, settlement date February 12, 2010)	(0.03)	(65,630)	3,960,240
Lean Hogs (174 contracts, settlement date April 15, 2010)	0.08	151,550	4,308,240
Light, Sweet Crude Oil (32 contracts, settlement date November 20, 2009)	(0.03)	(50,370)	2,270,080
Light, Sweet Crude Oil (33 contracts, settlement date December 21, 2009)	(0.04)	(77,830)	2,353,230
Light, Sweet Crude Oil (33 contracts, settlement date January 20, 2010)	(0.03)	(66,510)	2,366,430
Light, Sweet Crude Oil (33 contracts, settlement date February 22, 2010)	(0.04)	(71,920)	2,383,260
Light, Sweet Crude Oil (33 contracts, settlement date March 22, 2010)	(0.04)	(88,170)	2,402,070
Live Cattle (112 contracts, settlement date December 31, 2009)	(0.04)	(84,930)	3,858,400
Live Cattle (112 contracts, settlement date February 26, 2010)	(0.05)	(100,220)	3,869,600
Live Cattle (113 contracts, settlement date April 30, 2010)	(0.02)	(31,300)	4,008,110
Natural Gas (40 contracts, settlement date November 24, 2009)	0.08	154,460	2,269,600
Natural Gas (40 contracts, settlement date December 29, 2009)	0.08	158,440	2,386,000
Natural Gas (40 contracts, settlement date January 27, 2010)	0.09	187,420	2,396,400
Natural Gas (40 contracts, settlement date February 24, 2010)	0.09	173,610	2,374,800
Natural Gas (39 contracts, settlement date March 29, 2010)	0.09	170,450	2,304,510
Platinum (90 contracts, settlement date January 27, 2010)	0.06	122,745	5,863,050
Platinum (90 contracts, settlement date April 28, 2010)	0.03	67,635	5,885,100
Silver (47 contracts, settlement date December 29, 2009)	0.17	347,695	3,914,630
Silver (47 contracts, settlement date March 29, 2010)	0.14	284,825	3,926,145
Silver (47 contracts, settlement date May 26, 2010)	0.14	281,260	3,921,915
Soybean (84 contracts, settlement date January 14, 2010)	(0.07)	(148,525)	3,920,700
Soybean (84 contracts, settlement date March 12, 2010)	(0.08)	(150,525)	3,920,700
Soybean (84 contracts, settlement date May 14, 2010)	(0.08)	(161,688)	3,897,600
Sugar (209 contracts, settlement date February 26, 2010)	0.54	1,070,048	5,943,291
Sugar (212 contracts, settlement date April 30, 2010)	0.21	417,872	5,741,299
Wheat (165 contracts, settlement date December 14, 2009)	(0.24)	(470,500)	3,774,375
Wheat (166 contracts, settlement date March 12, 2010)	(0.12)	(235,825)	3,959,100
Wheat (162 contracts, settlement date May 14, 2010)	(0.12)	(241,650)	3,962,925

Net Unrealized Appreciation on Futures Contracts	0.93%	$1,845,390	$199,196,770

*	Denotes greater than (0.005)% yet less than 0.000%
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

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Income and Expenses
For the Three Months Ended September 30, 2009 (unaudited) and 2008 (unaudited)
and the Nine Months Ended September 30, 2009 (unaudited) and Period Ended 2008(i) (unaudited)

	Three Months	Three Months	Nine Months	Period
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income
Interest Income	$47,033	$106,710	$83,993	$311,727

Expenses
Management fee to related party	302,194	54,359	581,988	154,655
Brokerage commissions and fees	85,325	15,348	164,326	45,280

Total expenses	387,519	69,707	746,314	199,935

Net Investment Income (Loss)	(340,486)	37,003	(662,321)	111,792

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	77	2,179	77	2,725
Futures Contracts	490,063	(2,374,014)	3,512,418	(137,805)

Net Realized Gain (Loss)	490,140	(2,371,835)	3,512,495	(135,080)

Net Change in Unrealized Gain (Loss) on
Investments	14,780	12,376	11,665	12,458
Futures Contracts	6,209,630	(4,683,842)	3,725,680	(2,880,544)

Net Change in Unrealized Gain (Loss)	6,224,410	(4,671,466)	3,737,345	(2,868,086)

Net Realized and Unrealized Gain (Loss) on Investments and Future Contracts	6,714,550	(7,043,301)	7,249,840	(3,003,166)

Net Gain (Loss)	$6,374,064	$(7,006,298)	$6,587,519	$(2,891,374)

(i)	Reflects operating results since January 23, 2008, the date of commencement of trading.
See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2009 (unaudited)

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at June 30, 2009	50	$1,500	$(364)	$1,136	6,300,000	$149,992,263	$(6,787,351)	$143,204,912	$143,206,048
Sale of Units	—	—	—	—	3,000,000	70,992,951	—	70,992,951	70,992,951
Redemption of Limited Units	—	—	—	—	(950,000)	(21,086,590)	—	(21,086,590)	(21,086,590)
Net gain:
Net investment loss	—	—	(3)	(3)	—	—	(340,483)	(340,483)	(340,486)
Net realized gain on Investments and Futures Contracts	—	—	5	5	—	—	490,135	490,135	490,140
Net change in unrealized gain on Investments and Futures Contracts	—	—	56	56	—	—	6,224,354	6,224,354	6,224,410

Net gain	—	—	58	58	—	—	6,374,006	6,374,006	6,374,064

Balance at September 30, 2009	50	$1,500	$(306)	$1,194	8,350,000	$199,898,624	$(413,345)	$199,485,279	$199,486,473

See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2009 (unaudited)

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Defecit	Equity	Units	Amount	Defecit	Equity	Equity
Balance at December 31, 2008	50	$1,500	$(404)	$1,096	800,000	$24,539,494	$(7,000,766)	$17,538,728	$17,539,824
Collection of Subscription receivable				—	—	—		—	—
Sale of Units	—	—	—	—	8,550,000	197,598,670	—	197,598,670	197,598,670
Redemption of Limited Units	—	—	—	—	(1,000,000)	(22,239,540)	—	(22,239,540)	(22,239,540)
Net gain:
Net investment loss	—	—	(10)	(10)	—	—	(662,311)	(662,311)	(662,321)
Net realized gain (loss) on Investments and Futures Contracts	—	—	(63)	(63)	—	—	3,512,558	3,512,558	3,512,495
Net change in unrealized gain on Investments and Futures Contracts	—	—	171	171	—	—	3,737,174	3,737,174	3,737,345

Net gain	—	—	98	98	—	—	6,587,421	6,587,421	6,587,519

Balance at September 30, 2009	50	$1,500	$(306)	$1,194	8,350,000	$199,898,624	$(413,345)	$199,485,279	$199,486,473

See accompanying notes to consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 (unaudited)
and the Period Ended September 30, 2008 (unaudited)(i)

	Nine Months	Period
	Ended	Ended
	September 30, 2009	September 30, 2008(i)
Cash flow from operating activities:
Net Gain (Loss)	$6,587,519	$(2,891,374)
Adjustments to reconcile net income gain (loss) to net cash used for operating activities:
Purchase of investment securities	(314,890,833)	(96,745,574)
Proceeds from sale of investment securities	139,999,022	83,465,528
Net amortization of bond premium	(77,312)	(295,030)
Net realized loss on investment securities	(77)	(2,725)
Unrealized (appreciation) depreciation from investments	(3,737,345)	2,868,086
Increase in other assets	(9,544)	(5,473)
Increase in accrued expenses	97,800	15,852

Net cash used for operating activities	(172,030,770)	(13,590,710)

Cash flows from financing activities:
Collection of subscription receivable	1,096,170	1,500
Subscription receivable	(2,389,045)	—
Proceeds from sale of Limited Units	197,598,670	47,667,924
Redemption of Units	(22,239,540)	(23,974,704)

Net cash provided by financing activities	174,066,255	23,694,720

Net change in cash	2,035,485	10,104,010
Cash held by broker at beginning of period	13,331,630	—

Cash held by broker at end of period	$15,367,115	$10,104,010

(i)	Reflects operating results since January 23, 2008, the date of commencement of trading.
See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Notes to Unaudited Consolidated Financial Statements
September 30, 2009
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
Unaudited Interim Financial Information
The consolidated financial statements as of and for the three month periods ended September 30, 2009 and September 30, 2008 and the nine month periods ended September 30, 2009 and September 30, 2008 (the period ending September 30, 2008 begins on January 23, 2008, the date of trading commencement) included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statement and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
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
(b) Cash and Cash Equivalents
The Fund defines cash and cash equivalents to be highly liquid investments, with original maturities of three months or less when acquired. Cash or deposit in excess of margin requirements and not subject to any withdrawal restrictions is reported as cash and cash equivalents in the statement of cash flows.

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
(4) Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Fund was required to adopt ASC 820 beginning on January 1, 2008. ASC 820 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. The Fund adopted ASC 820 when trading operations commenced on January 23, 2008. The Fund believes that all of the measurements of operations are reoccurring measurements. The assets of the Fund are either exchange traded or government securities that have widely disseminated mark to market pricing.
On April 9, 2009 the FASB issued Staff Position (“FSP”) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which was subsequently incorporated into FASB ASC 820. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Fund has adopted this statement as of the reporting period ended June 30, 2009 and believes that there have been no circumstances to date in which its application would have had an impact on the Fund’s financial statements.

The Fund utilizes various inputs used in determining the value of the Fund’s investments. These inputs are summarized in the three broad levels listed below as follows:
Level 1 — quoted prices in active markets for identical securities
Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the inputs used as of September 30, 2009 in valuing the Fund’s assets at fair value are:

		Other
		Significant	Significant
	Quoted Prices in	Observable	Unobservable
	Active Market	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Totals
U.S. Treasuries	$—	$179,980,730	$—	$179,980,730
Futures Contracts	1,845,390	—	—	1,845,390

Total	$1,845,390	$179,980,730	$—	$181,826,120

(5) Derivative Instruments and Hedging Activities
In March 2008, the FASB issued ASC 815 “Derivatives and Hedging”, ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Accordingly, it applies to all entities. ASC 815 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and their related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Fund adopted ASC 815 on January 1, 2009, and has determined that the application of this Statement did not have any impact on its disclosure.
The following is a summary of the fair value of the derivative instruments utilized by the Fund, categorized by risk exposure, as of September 30, 2009:

Derivative Instruments	Asset Derivatives	Liability Derivatives*	Net Derivatives*
Futures Contracts	$5,818,764	$(3,973,374)	$1,845,390

*	Fair values of derivative instruments include variation margin receivable for futures contracts.
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure for the nine months ended September 30, 2009:

		Net Change in
	Realized Gain on	Unrealized Gain on
Derivative Instruments	Derivative Instruments	Derivative Instruments
Futures Contracts	$3,512,418	$3,725,680
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

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in commodity prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and the Managing Owner was unable to offset such positions, the Fund could experience substantial losses. Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of assets and liabilities and not represented by the contract or notional amounts of the instruments.
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
(8) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fee incurred for the nine months ended September 30, 2009 and period (starting from when trading commenced on January 23, 2008) ended September 30, 2008 was $581,988 and $154,655, respectively, and the management fee incurred for the three months ended September 30, 2009 and September 30, 2008 was $302,194 and $54,359, respectively. This fee was charged to the Fund and paid to the Managing Owner.
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
(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $15 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the nine months ended September 30, 2009 and period (starting from when trading commenced on January 23, 2008) ended September 30, 2008 were $164,326 and $45,280, respectively, and the brokerage commissions and trading fees for the three months ended September 30, 2009 and September 30, 2008 were $85,325 and $15,348, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to .02% of the net asset value of the Master Fund.

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
(11) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three month and nine month periods ended September 30, 2009 and September 30, 2008. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Three Months	Nine Months	Period
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008 (iii)

Net Asset Value
Net asset value per Limited Share, beginning of period	$22.73	$36.83	$21.92	$30.00

Net realized and change in unrealized gain (loss) from investments and futures	1.21	(9.14)	2.13	(2.40)

Net investment income (loss)	(0.05)	0.05	(0.16)	0.14

Net increase (decrease) in net assets from operations	1.16	(9.09)	1.97	(2.26)

Net asset value per Limited Share, end of period	23.89	27.74	23.89	27.74

Market value per Limted Share, beginning of period	22.88	36.87	21.92	30.00

Market value per Limted Share, end of period	$23.97	$27.62	$23.97	$27.62

Ratio to average net assets (i)
Net investment income (loss)	(0.94)%	0.58%	(0.95)%	0.61%
Total expenses	1.08%	1.10%	1.07%	1.10%

Total Return, at net asset value (ii)	5.10%	(24.70)%	8.99%	(7.50	)%(iv)

Total Return, at market value (ii)	4.76%	(25.10)%	9.35%	(7.90	)%(iv)

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

(iii)	Reflects operating results since January 23, 2008, the date of commencement of trading.

(iv)	Percentages are calculated for the period January 23, 2008 to September 30, 2008 based on initial offering price upon commencement of investment operations of $30.00.

(12) Recently Issued Accounting Standards
In June 2009, the FASB issued Accounting Standards Codification (ASC, or the Codification) as the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB for non-governmental entities. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards. The Codification did not change rules and interpretations of the SEC which are also sources of authoritative GAAP for SEC registrants. Because the Codification did not change GAAP, the Codification had no impact on our consolidated financial statements or footnotes.
In December 2007, the FASB issued Accounting Standard Codification 810, “Consolidation” (“ASC 810”). ASC 810 requires non-controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non-controlling interest holders. ASC 810 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. ASC 810 will be applied prospectively to all non-controlling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Fund adopted ASC 810 on January 1, 2009, and has determined that the application of the Statement did not have any impact on its results of operation and financial position.
On April 9, 2009 the FASB issued issued ASC 825, “Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. The Fund has adopted this Statement as of the three month reporting period ended June 30, 2009 and believes that its disclosures and valuation methodology have been in compliance with this Statement.
On June 30, 2009, the Fund adopted ASC 855-10-50 “Subsequent Events — Disclosure” (Subsequent Events Standard), which established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued. The Subsequent Events Standard defines two types of subsequent events. The effects of events or transactions that provide additional evidence about conditions that existed at the balance sheet date, including the estimates inherent in the process of preparing financial statements, are recognized in the financial statements. The effects of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date are not recognized in the financial statements. The fund has reviewed subsequent events through November 9, 2009 (the date of the issuance of the accompanying consolidated financial statements).
(13) Subsequent Events
In accordance with ASC 825, the Managing Owner evaluated all events and transactions that occurred after September 30, 2009 up through November 9, 2009, the date these financial statements were issued. During this period, there were 600,000 Limited Shares created and 2,050,000 shares redeemed resulting in the Fund having 6,900,000 total Limited Shares outstanding as of November 9, 2009.

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
Performance Summary
There is no performance history prior to the beginning of trading on January 24, 2008. For performance history subsequent to the beginning of trading, see item (11) of the Notes to Unaudited Financial Statements of September 30, 2009, above.
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
The Fund adopted Accounting Standards Codification 820, “Fair Value Measurements and Disclosures” (“ASC 820”), effective January 1, 2008. In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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
Capital Resources
The Fund had no commitments for capital expenditures as of September 30, 2009. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2009 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Brokers in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is unleveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
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

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2009 (REFERRED TO HEREIN AS “PERIOD ENDED SEPTEMBER 30, 2009”)
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/24/2008	$30.00	350,050	$10,501,500.00	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,082.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623.00	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,674.50	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,188.50	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,841.50	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,185.50	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,582.50	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387.00	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134.00	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,101.50	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096.00	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090.00	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,543.50	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,586.50	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,584.50	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,210.50	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,136.50	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000.00	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,159.50	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,694.50	3.02%	5.10%	8.99%	-20.37%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the nine months ended September 30, 2009 and period ended September 30, 2008, the Fund’s Net Asset Value outperformed the Index by 2.15% and 1.04%, respectively.

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
The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of September 30, 2009 by market sector.

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
During the three months ended September 30, 2009, the Fund made no change to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
For the three months ended September 30, 2009, 3,000,000 Limited Shares were created for $70,992,951 and 950,000 Limited Shares were redeemed for $21,086,590. On September 30, 2009, 8,350,000 Limited Shares of the Fund were outstanding for a market capitalization of $200,149,500, based on that day’s closing price of $23.97 on the NYSE Arca.
(c) There were 950,000 Limited Shares redeemed by Authorized Participants during the three months ended September 30, 2009.

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

GreenHaven Continuous Commodity Index Fund
	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
		Name:	Ashmead Pringle
		Title:	Chief Executive Officer

Dated: November 9, 2009	By:	/s/ Thomas J. Fernandes
		Name:	Thomas J. Fernandes
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4