Form 10-K
period 2009-12-31
GreenHaven Continuous Commodity Index Fund
filed 2010-03-15
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33909

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Exact name of registrant as specified in its charter)

Delaware	26-0151234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services, LLC
3340 Peachtree Rd, Suite 1910
Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (404) 239-7938
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	—NYSE Arca
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted to its web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The market value of the voting and non-voting common equity held by non-affiliates calculated based on the closing sale share price of $22.88 as reported on the New York Stock Exchange Arca (“NYSE”) on June 30, 2009 was $144,144,000.
Number of Common Units of Beneficial Interest outstanding as of December 31, 2009: 8,750,000.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”.

PART I
ITEM 1. BUSINESS
Organization
THE FUND AND MASTER FUND
The GreenHaven Continuous Commodity Index Fund (or the “Fund”), was formed as a Delaware statutory trust on October 27, 2006. The Fund issues common units of beneficial interest, (or “Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The term of the Fund is perpetual (unless terminated earlier in certain circumstances).
The GreenHaven Continuous Commodity Index Master Fund (or the “Master Fund”), was formed as a Delaware statutory trust on October 27, 2006. The Master Fund issues common units of beneficial interest or (“Master Fund Units”), which represent units of fractional undivided beneficial interest in and ownership of the Master Fund. The term of the Master Fund is perpetual (unless terminated earlier in certain circumstances).
The principal offices of the Fund and the Master Fund are located at c/o GreenHaven Commodity Services LLC, 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326, and its telephone number is (404) 239-7938.
The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Units. The Master Fund is wholly-owned by the Fund and the Managing Owner. Each Share issued by the Fund correlates with a Master Fund Unit issued by the Master Fund and held by the Fund.
Under the Trust Declaration of the Fund and the Master Fund, CSC Trust Company of Delaware, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner certain of the power and authority to manage the business and affairs of the Fund and the Master Fund and has duties and liabilities to the Fund and the Master Fund.
Fund Investment Overview
The original Commodity Research Bureau Index (the “CRB Index”) is widely viewed as a broad measure of overall commodity price trends because of the diverse nature of its constituent commodities. In 2005, the CRB Index was revised for a tenth time, and is currently known as the Thomson Reuters/Jeffries CRB Index. The ninth revision formula continued to be calculated and was renamed the Continuous Commodity Index (the “CCI Index”). The Continuous Commodity Index is not the Thomson Reuters/Jefferies CRB Index. Thomson Reuters America LLC is the owner, publisher, and custodian of the Continuous Commodity Index -Total Return (the “Index”) which represents a total return version of the CCI Index. The Index is calculated to produce an un-weighted geometric mean of the individual commodity price relatives, i.e., a ratio of the current price to the base year average price. The base year of the Continuous Commodity Index (CCI) is 1967 with a starting value of 100.
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

Commodity Allowed	Contracts	Exchanges*	Index Weight	Sector Weight
Crude Oil	All 12 calendar months	NYMEX	5.88%	Energy 17.647%
Heating Oil	All 12 calendar months	NYMEX	5.88%
Natural Gas	All 12 calendar months	NYMEX	5.88%

Corn	Mar, May, Jul, Sep, Dec	CBOT	5.88%	Grains 17.647%
Wheat	Mar, May, Jul, Sep, Dec	CBOT	5.88%
Soybeans	Jan, Mar, May, Jul, Aug, Nov	CBOT	5.88%

Live Cattle	Feb, Apr, Jun, Aug, Oct, Dec	CME	5.88%	Livestock 11.765%
Lean Hogs	Feb, Apr, Jun, Jul, Aug, Oct, Dec	CME	5.88%

Sugar	March, May, July, October	NYBOT	5.88%	Softs 29.412%
Cotton	March, May, July, December	NYBOT	5.88%
Coffee	Mar, May, Jul, Sep, Dec	NYBOT	5.88%
Cocoa	Mar, May, Jul, Sep, Dec	NYBOT	5.88%
Orange Juice	Jan, Mar, May, Jul, Sep, Nov	NYBOT	5.88%

Gold	Feb, Apr, Jun, Aug, Dec	NYMEX	5.88%	Metals 23.529%
Silver	Mar, May, Jul, Sep, Dec	NYMEX	5.88%
Platinum	Jan, Apr, Jul, Oct	NYMEX	5.88%
Copper	Mar, May, Jul, Sep, Dec	NYMEX	5.88%

*	This column of the chart refers to the exchanges in which the standard futures contracts trade. The column is not intended to be an exhaustive list of all the exchanges in which a standard futures contract is traded, including foreign exchanges. Each of the constituent commodities may trade as standard futures contracts on other exchanges, including foreign exchanges; however, the Master Fund does not engage in the purchase or sale of any standard constituent commodity traded on a foreign exchange. The Fund and the Master Fund do not engage in the purchase of any forward, swap or other non-exchange traded instruments. The total return version of the CCI index is calculated by Thomson Reuters America LLC. It is calculated to offer investors a fair representation of the returns that would be realized by an investment in the underlying commodities that are included in the CCI index on a fully collateralized basis.
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
Calculating Total Return
Thomson Reuters America LLC is the owner, custodian, and calculating agent for the CCI-TR. The CCI-TR is calculated using the following three variables:
1. The CCI cash index and its daily return; The CCI is a geometric average of 17 commodities multiplied by a constant factor. The index is calculated by first averaging the prices of the valid contract months for each day for each included commodity. The average prices of all commodities are then multiplied and the seventeenth root of the number is taken as the raw index value. This raw index value is multiplied by 0.8486, which is the adjustment factor necessitated by the index’s July 20, 1987 change over from 26 commodities to 21 commodities. The resulting value is divided by 30.7766, which is the 1967 base year average for these 17 commodities. Finally, this result is multiplied by 100 in order to convert the index into percentage terms. CCI = {Geometric Average (PRICES) /30.7766} x 0.8486 x 100

2. The second Friday in January, February, April, June, August, and November are the roll dates for the CCI Total Return Index. On these dates, two sets of prices are considered — one from the window of the expiring month contract and another from the next contract month window. The ratio of the two index values is the roll ratio. Each index value in the subsequent contract month is multiplied by the value of the ratio. The roll ratio is determined on the roll date and is then multiplied by each of the index values for that contract month. The index treated by multiplying the CCI with the roll ratio is called the CCI — Roll Return Index or CCI Continuous Contract Index. Roll Ratio = Index Value (nearby month)/Index value (deferred Month), on the date.
3. The CCI Total Return Index has a starting value of 100 on January 1st 1982. This index is compounded daily by multiplying the previous day value with the change in the CCI Index on that day and the 90 day T-Bill yield for a single day. On Mondays, the T-Bill yield for 3 days is used because of the interest earned by the collateral over the weekend. The formulas used to calculate the return would be as follows: CCI Total Return Index = 100 x (1+ Continuous Daily Return + T-Bill return for one day); beginning January 1, 1982 the Continuous Daily return = {CCI Continuous Contract Index / CCI Continuous Contract Indext-1} — 1; T-Bill return for one day = {[1/(1-(91/360) x T-Bill Rate t-1)]^(l/91)}-1
Daily Range
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
Eligible Contracts

Commodity	Allowed Contracts
Crude Oil	All 12 calendar months
Heating Oil	All 12 calendar months
Natural Gas	All 12 calendar months
Corn	March, May, July, September, December
Wheat	March, May, July, September, December
Soybeans	January, March, May, July, August, November
Live Cattle	February, April, June, August, October, December
Lean Hogs	February, April, June, July, August, October, December
Sugar	March, May, July, October
Cotton	March, May, July, December
Coffee	March, May, July, September, December
Cocoa	March, May, July, September, December
Orange Juice	January, March, May, July, September, November
Gold	February, April, June, August, December
Silver	March, May, July, September, December
Platinum	January, April, July, October
Copper	March, May, July, September, December
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
The Master Fund holds a portfolio of futures contracts on the Index Commodities as well as cash and United States Treasury securities for deposit with the Master Fund’s Commodity Brokers as margin and other high credit quality short-term fixed income securities. The Master Fund’s portfolio is traded with a view to reflecting the performance of the Index over time, whether the Index is rising, falling or flat over any particular period. The Master Fund is not “managed” by traditional methods, which typically involve effecting changes in the composition of the Master Fund’s portfolio on the basis of judgments relating to economic, financial and market considerations with a view to obtaining positive results under all market conditions. To maintain the correspondence between the composition and weightings of the Index Commodities comprising the Index, the Managing Owner may adjust the Portfolio on a daily basis to conform to periodic changes in the identity and/or relative weighting of the Index Commodities. The Managing Owner aggregates certain of the adjustments and makes changes to the portfolio in the case of significant changes to the Index.
There can be no assurance that the Fund or the Master Fund will achieve its investment objective or avoid substantial losses. The Master Fund has limited trading and performance history. The value of the Shares is expected to fluctuate generally in relation to changes in the value of the Master Fund Units.
Who May Subscribe
Baskets may be created or redeemed only by “Authorized Participants.” Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in DTC, and (3) have entered into an agreement with the Fund and the Managing Owner (a Participant Agreement). The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. A list of the current Authorized Participants can be obtained from the Administrator. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Master Unit Baskets by the Fund. See “Creation and Redemption of Shares” for more details.
Creation and Redemption of Shares
The Fund creates and redeems Shares from time-to-time, but only in one or more Baskets. A “Basket” is a block of 50,000 Shares. Baskets may be created or redeemed only by Authorized Participants. Authorized Participants pay a transaction fee of $500 in connection with each order to create or redeem a Basket of Shares. Authorized Participants may sell the Shares included in the Baskets they purchase from the Fund to other investors.
The Master Fund creates and redeems Master Fund Units from time-to-time, but only in one or more Master Unit Baskets. A “Master Unit Basket” is a block of 50,000 Master Fund Units. Master Unit Baskets may be created or redeemed only by the Fund. Each Share issued by the Fund will correlate with a Master Fund Unit issued by the Master Fund and held by the Fund.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Investors are not permitted to purchase Baskets from Authorized Participants. To become an Authorized Participant, a person must enter into a Participant Agreement with the Fund and the Managing Owner. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the payment of cash required for such creations and redemptions. The Participant Agreement and the related procedures attached thereto may be amended by the Managing Owner and the Distributor without the consent of any Shareholder or Authorized Participant. To compensate the Administrator for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Fund of $500 per order to create or redeem Baskets. In turn, the Fund pays this transaction fee to the Master Fund, which then pays such fee to the Administrator. Authorized Participants who purchase Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Managing Owner or the Fund, and no such person has any obligation or responsibility to the Managing Owner or the Fund to effect any sale or resale of Shares.
Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act.
Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934 (the “Exchange Act”) and regulated by the NASD, or will be exempt from being or otherwise will not be required to be so regulated or registered, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.
Authorized Participants may act for their own accounts or as agents for broker-dealers, custodians and other securities market participants that wish to create or redeem Baskets.
Under the Participant Agreements, the Managing Owner has agreed to indemnify the Authorized Participants against certain liabilities, including liabilities under the Securities Act, and to contribute to the payments the Authorized Participants may be required to make in respect of those liabilities. The Administrator has agreed to reimburse the Authorized Participants, solely from and to the extent of the Master Fund’s assets, for indemnification and contribution amounts due from the Managing Owner in respect of such liabilities to the extent the Managing Owner has not paid such amounts when due.
The following description of the procedures for the creation and redemption of Baskets is only a summary and an investor should refer to the relevant provisions of the Fund’s Trust Declaration and the form of Participant Agreement for more detail.
Creation Procedures
On any business day, an Authorized Participant may place an order with the Distributor to create one or more Baskets. For purposes of processing both purchase and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Purchase orders must be placed by 10:00 a.m., New York time. The day on which the Distributor receives a valid purchase order is the purchase order date. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.
Determination of required payment
The total payment required to create each Basket is the Net Asset Value (as defined below) of 50,000 Shares as of the closing time of NYSE-ARCA or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00pm, New York time, on the Business Day immediately following the purchase order date at Net Asset Value per Share as of the closing time of NYSE-ARCA or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.
Because orders to purchase Baskets must be placed by 10:00 a.m., New York time, but the total payment required to create a Basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a Basket at the time they submit an irrevocable purchase order for the Basket. The Fund’s Net Asset Value and the total amount of the payment required to create a Basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of purchase orders
The Administrator may reject a purchase order if:
(i)	it determines that the purchase order is not in proper form;

(ii)	the Managing Owner believes that the purchase order would have adverse tax consequences to the Fund or its Shareholders; or

(iii)	circumstances outside the control of the Managing Owner or the Distributor make it, for all practical purposes, not feasible to process creations of Baskets.
The Distributor and the Managing Owner will not be liable for the rejection of any purchase order.
Redemption Procedures
The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Distributor to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Distributor receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. Individual Shareholders may not redeem directly from the Fund.
By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than 12:00pm, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the redemption order.
Determination of redemption proceeds
The redemption proceeds from the Fund consist of the cash redemption amount equal to the net asset value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE-ARCA or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at 12:00pm, New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.
Delivery of redemption proceeds
The redemption proceeds due from the Fund is delivered to the Authorized Participant at 12:00pm, New York time, on the business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Distributor receives the fee applicable to the extension of the redemption distribution date which the Distributor may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 12:00pm, New York time, on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Distributor is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 12:00pm, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Distributor and the Managing Owner may from time-to-time agree upon.

Suspension or rejection of redemption orders
The Distributor may, in its discretion, and will when directed by the Managing Owner, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. Neither the Distributor nor the Managing Owner will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.
The Distributor will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.
Creation and Redemption Transaction Fee
To compensate the Administrator for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Fund of $500 per order to create or redeem Baskets. In turn, the Fund pays this transaction fee to the Master Fund, which then pays such fee to the Administrator. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Administrator with consent from the Managing Owner. The Administrator must notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until thirty (30) days after the date of the notice.
There can be no assurance that the Fund or the Master Fund will achieve its investment objective or avoid substantial losses. The value of the Shares is expected to fluctuate generally in relation to changes in the value of the Master Fund Units.
The Trustee
CSC Trust Company of Delaware, a Delaware corporation, is the sole Trustee of the Fund and Master Fund. The Trustee’s principal offices are located at 2711 Centerville Road, Suite 210, Wilmington, DE 19808. The Trustee is unaffiliated with the Managing Owner. The Trustee’s duties and liabilities with respect to the offering of the Shares and the management of the Fund and Master Fund are limited to its express obligations under the Trust Declarations.
The rights and duties of the Trustee, the Managing Owner and the Shareholders are governed by the provisions of the Delaware Statutory Trust Act and by the applicable Trust Declaration.
The Trustee serves as the sole trustee of the Fund and the Master Fund in the State of Delaware. The Trustee will accept service of legal process on the Fund and the Master Fund in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Fund or the Master Fund, the Managing Owner or the Shareholders. The Trustee is permitted to resign upon at least sixty (60) days’ notice to the Fund and the Master Fund, provided, that any such resignation will not be effective until a successor Trustee is appointed by the Managing Owner. Each of the Trust Declarations provides that the Trustee is compensated by the Fund or the Master Fund, as appropriate, and is indemnified by the Fund or Master Fund, as appropriate, against any expenses it incurs relating to or arising out of the formation, operation or termination of the Fund or Master Fund, as appropriate, or the performance of its duties pursuant to the Trust Declarations, except to the extent that such expenses result from the gross negligence or willful misconduct of the Trustee. The Managing Owner has the discretion to replace the Trustee.
Under each Trust Declaration, the Trustee has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Shareholders have no voice in the day-to-day management of the business and operations of the Fund or the Master Fund, other than certain limited voting rights as set forth in each Trust Declaration. In the course of its management of the business and affairs of the Fund and the Master Fund, the Managing Owner may, in its sole and absolute discretion, appoint an affiliate or affiliates of the Managing Owner as additional managing owners (except where the Managing Owner has been notified by the Shareholders that it is to be replaced as the managing owner) and retain such persons, including affiliates of the Managing Owner, as it deems necessary for the efficient operation of the Fund or Master Fund, as appropriate.

Because the Trustee has delegated substantially all of its authority over the operation of the Fund and the Master Fund to the Managing Owner, the Trustee itself is not registered in any capacity with the CFTC.
The Managing Owner
Background and Principal. GreenHaven Commodity Services LLC, a Delaware limited liability company, is the Managing Owner of the Fund and the Master Fund. The Managing Owner serves as both commodity pool operator and commodity trading advisor of the Fund and Master Fund. The Managing Owner is registered with the CFTC as a Commodity Pool Operator (“CPO”) and Commodity Trading Advisor (“CTA”) and was approved as a Member of the NFA as of November 15, 2006. Its principal place of business is 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326, telephone: (404) 239-7938. The registration of the Managing Owner with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Managing Owner, the Fund or the Master Fund.
In its capacity as a commodity pool operator, the Managing Owner is an organization which operates or solicits funds for a commodity pool; that is, an enterprise in which funds contributed by a number of persons are combined for the purpose of trading futures contracts. In its capacity as a commodity trading advisor, the Managing Owner is an organization which, for compensation or profit, advises others as to the value of or the advisability of buying or selling futures contracts.
Principals and Key Employees. Ashmead Pringle and Thomas Fernandes serve as the chief decision makers of the Managing Owner. The biographies and further information of the key employees and officers of the Managing Owner can be found starting on page 72 of this Form 10-k.
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
Prior to the commencement of trading in the Fund and Master Fund on January 24, 2008, neither the Managing Owner nor any of its trading participants had ever before operated a commodity pool.
The Managing Owner and its trading principals have a limited history operating a commodity pool or managed a commodity trading account. The Managing Owner is registered as a commodity pool operator and commodity trading advisor with the CFTC and was approved as a member of the NFA as of November 15, 2006.
The principal office of the Managing Owner is located at 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326. The telephone number of the Managing Owner is (404) 239-7938.
Fiduciary Obligations of the Managing Owner. As managing owner of the Fund and the Master Fund, the Managing Owner effectively is subject to the duties and restrictions imposed on “fiduciaries” under both statutory and common law. The Managing Owner has a fiduciary responsibility to the Shareholders to exercise good faith, fairness and loyalty in all dealings affecting the Fund and the Master Fund, consistent with the terms of the Trust Declarations. The general fiduciary duties which would otherwise be imposed on the Managing Owner (which would make the operation of the Fund and the Master Fund as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), are defined and limited in scope by the disclosure of the business terms of the Fund and the Master Fund, as set forth herein and in the Trust Declarations (to which terms all Shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Declarations provide that the Managing Owner and its affiliates shall have no liability to the Fund or the Master Fund or to any Shareholder for any loss suffered by the Fund or the Master Fund arising out of any action or inaction of the Managing Owner or its affiliates or their respective directors, officers, shareholders, partners, members, managers or employees (the “Managing Owner Related Parties”) if the Managing Owner Related Parties, in good faith, determined that such course of conduct was in the best interests of the Fund or the Master Fund, as applicable, and such course of conduct did not constitute gross negligence or misconduct by the Managing Owner Related Parties. The Fund and the Master Fund have agreed to indemnify the Managing Owner Related Parties against claims, losses or liabilities based on their conduct relating to the Fund and the Master Fund, provided that the conduct resulting in the claims, losses or liabilities for which indemnity is sought did not constitute gross negligence or misconduct and was done in good faith and in a manner reasonably believed to be in the best interests of the Fund or the Master Fund, as applicable.
Fiduciary and Regulatory Duties of the Managing Owner
Investors should be aware that the Managing Owner has a fiduciary responsibility to the Shareholders to exercise good faith and fairness in all dealings affecting the Fund and the Master Fund.
Under Delaware law, a beneficial owner of a business trust (such as a Shareholder of the Fund) may, under certain circumstances, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages from a managing owner of such business trust for violations of fiduciary duties, or on behalf of a business trust (a “derivative action”) to recover damages from a third party where a managing owner has failed or refused to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the Securities and Exchange Commission (“SEC”). Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from a managing owner where the losses result from a violation by the managing owner of the anti-fraud provisions of the federal securities laws.
Under certain circumstances, Shareholders also have the right to institute a reparations proceeding before the CFTC against the Managing Owner (a registered commodity pool operator and commodity trading advisor), the Commodity Broker (registered futures commission merchant), as well as those of their respective employees who are required to be registered under the Commodity Exchange Act, as amended, and the rules and regulations promulgated thereunder. Private rights of action are conferred by the Commodity Exchange Act. Investors in commodities and in commodity pools may, therefore, invoke the protections provided thereunder.
There are substantial and inherent conflicts of interest in the structure of the Fund and the Master Fund which are, on their face, inconsistent with the Managing Owner’s fiduciary duties. One of the purposes underlying the disclosures set forth in this Form 10-K is to disclose to all prospective Shareholders these conflicts of interest so that The Managing Owner currently intends to raise such disclosures and consent as a defense in any proceeding brought seeking relief based on the existence of such conflicts of interest.
The foregoing summary describing in general terms the remedies available to Shareholders under federal law is based on statutes, rules and decisions as of the date of this Form 10-K. This is a rapidly developing and changing area of the law. Therefore, Shareholders who believe that they may have a legal cause of action against any of the foregoing parties should consult their own counsel as to their evaluation of the status of the applicable law at such time.
Ownership or Beneficial Interest in the Fund and Master Fund
No principal has an ownership or beneficial interest in either the Fund or the Master Fund. The Managing owner owns 50 General Units of the Master Fund and the Fund.
Management; Voting by Shareholders
The Shareholders take no part in the management or control, and have no voice in the operations or the business of the Fund or the Master Fund. Shareholders, may, however, remove and replace the Managing Owner as the managing owner of the Fund, and may amend the Trust Declaration of the Fund, except in certain limited respects, by the affirmative vote of a majority of the outstanding Shares then owned by Shareholders (as opposed to by the Managing Owner and its affiliates). The owners of a majority of the outstanding Shares then owned by Shareholders may also compel dissolution of the Fund. The owners of ten percent (10%) of the outstanding Shares then owned by Shareholders have the right to bring a matter before a vote of the Shareholders. The Managing Owner has no power under the Trust Declaration to restrict any of the Shareholders’ voting rights. Any Shares purchased by the Managing Owner or its affiliates, as well as the Managing Owner’s general liability interest in the Fund or Master Fund, are non-voting.

The Managing Owner has the right unilaterally to amend the Trust Declaration provided that any such amendment is for the benefit of and not adverse to the Shareholders or the Trustee and also in certain unusual circumstances — for example, if doing so is necessary to comply with certain regulatory requirements.
Recognition of the Fund and the Master Fund in Certain States
A number of states do not have “business trust” statutes such as that under which the Fund and the Master Fund have been formed in the State of Delaware. It is possible, although unlikely, that a court in such a state could hold that, due to the absence of any statutory provision to the contrary in such jurisdiction, the Shareholders, although entitled under Delaware law to the same limitation on personal liability as stockholders in a private corporation for profit organized under the laws of the State of Delaware, are not so entitled in such state. To protect Shareholders against any loss of limited liability, the Trust Declarations provide that no written obligation may be undertaken by the Fund or Master Fund unless such obligation is explicitly limited so as not to be enforceable against any Shareholder personally. Furthermore, each of the Fund and Master Fund itself indemnifies all its Shareholders against any liability that such Shareholders might incur in addition to that of a beneficial owner. The Managing Owner is itself generally liable for all obligations of the Fund and the Master Fund and will use its assets to satisfy any such liability before such liability would be enforced against any Shareholder individually.
Possible Repayment of Distributions Received by Shareholders; Indemnification by Shareholders
The Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Declaration. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Declaration that they will indemnify the Fund for any harm suffered by it as a result of (i) Shareholders’ actions unrelated to the business of the Fund, or (ii) taxes imposed on the Shares by the states or municipalities in which such investors reside.
The foregoing repayment of distributions and indemnity provisions (other than the provision for Shareholders indemnifying the Fund for taxes imposed upon it by the state or municipality in which particular Shareholders reside, which is included only as a formality due to the fact that many states do not have business trust statutes so that the tax status of the Fund in such states might, theoretically, be challenged — although the Managing Owner is unaware of any instance in which this has actually occurred) are commonplace in statutory trusts and limited partnerships.
Shares Freely Transferable
The Shares currently trade on NYSE-ARCA and provide institutional and retail investors with direct access to the Fund. The Fund holds no investment assets other than Master Fund Units. The Master Fund trades with a view to tracking the Index over time, less expenses. The Fund’s Shares may be bought and sold on NYSE-ARCA like any other exchange-listed security.
Book-Entry Form
Individual certificates are not issued for the Shares. Instead, global certificates are deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Under the Fund’s Trust Declaration, Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers are made in accordance with standard securities industry practice.

Reports to Shareholders
The Managing Owner furnishes Investors with annual reports as required by the rules and regulations of the SEC as well as with those reports required by the CFTC and the NFA, including, but not limited to, an annual audited financial statement certified by independent public accountants and any other reports required by any other governmental authority that has jurisdiction over the activities of the Fund and the Master Fund. You also will be provided with appropriate information to permit you (on a timely basis) to file your United States federal and state income tax returns with respect to your Shares.
The Managing Owner will notify Shareholders of any change in the fees paid by the Fund and the Master Fund or of any material changes to the Fund or the Master Fund. Any such notification shall include a description of Shareholders’ voting rights.
Net Asset Value
“Net Asset Value” means the total assets of the Master Fund including, but not limited to, all cash and cash equivalents or other debt securities less total liabilities of the Master Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. In particular, Net Asset Value includes any unrealized profit or loss on open commodity futures contracts, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open commodity futures contracts traded on a United States exchange will be calculated at their then current market value, which will be based upon the settlement price for that particular commodity futures contract traded on the applicable United States exchange on the date with respect to which Net Asset Value is being determined; provided, that if a commodity futures contract traded on a United States exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day.
The current market value of all open commodity futures contracts traded on a non-United States exchange shall be based upon the settlement price for that particular commodity futures contract traded on the applicable non-United States exchange on the date with respect to which net asset value is being determined; provided further, that if a commodity futures contract traded on a non-United States exchange could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day.
The Managing Owner may in its discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s commodity brokerage account will be accrued at least monthly. The amount of any distribution will be a liability of the Master Fund from the day when the distribution is declared until it is paid.
Net Asset Value per Master Fund Unit is the Net Asset Value of the Master Fund divided by the number of outstanding Master Fund Units. Because there will be a one-to-one correlation between Shares and Master Fund Units, the Net Asset Value per Share and the Net Asset Value per Master Fund Unit will be equal.

Termination Events
The Fund will dissolve at any time upon the happening of any of the following events:
(i)	The filing of a certificate of dissolution or revocation of the Managing Owner’s charter (and the expiration of ninety (90) days after the date of notice to the Managing Owner of revocation without a reinstatement of its charter) or upon the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Managing Owner, or an event of withdrawal unless (i) at the time there is at least one remaining Managing Owner and that remaining Managing Owner carries on the business of the Fund or (ii) within ninety (90) days of such event of withdrawal all the remaining Shareholders agree in writing to continue the business of the Fund and to select, effective as of the date of such event, one or more successor Managing Owners. If the Fund is terminated as the result of an event of withdrawal and a failure of all remaining Shareholders to continue the business of the Fund and to appoint a successor Managing Owner as provided above within one hundred and twenty (120) days of such event of withdrawal, Shareholders holding Shares representing at least seventy-five percent (75%) of the net asset value (not including Shares held by the Managing Owner and its affiliates) may elect to continue the business of the Fund by forming a new statutory trust, or reconstituted trust, on the same terms and provisions as set forth in the Trust Declaration. Any such election must also provide for the election of a Managing Owner to the reconstituted trust. If such an election is made, all Shareholders of the Fund shall be bound thereby and continue as Shareholders of the reconstituted trust.
(ii)	The occurrence of any event which would make unlawful the continued existence of the Fund.
(iii)	In the event of the suspension, revocation or termination of the Managing Owner’s registration as a commodity pool operator, or membership as a commodity pool operator with the NFA (if, in either case, such registration is required at such time unless at the time there is at least one remaining Managing Owner whose registration or membership has not been suspended, revoked or terminated).

(iv)	The Fund becomes insolvent or bankrupt.

(v)	The Shareholders holding Shares representing at least seventy-five percent (75%) of the Net Asset Value (which excludes the Shares of the Managing Owner) vote to dissolve the Fund, notice of which is sent to the Managing Owner not less than ninety (90) Business Days prior to the effective date of termination.

(vi)	The determination of the Managing Owner that the aggregate net assets of the Fund in relation to the operating expenses of the Fund make it unreasonable or imprudent to continue the business of the Fund.

(vii)	The Fund becoming required to be registered as an investment company under the Investment Company Act of 1940.

(viii)	DTC is unable or unwilling to continue to perform its functions, and a comparable replacement is unavailable.
The Commodity Broker
A variety of executing brokers may execute futures transactions on behalf of the Master Fund. The Managing Owner, on behalf of the Fund, designated Morgan Stanley & Co. Incorporated (“MS&Co.”) as the Master Fund’s Commodity Broker, and may in the future designate other firms that are registered with the CFTC as a futures commission merchant and are members of the NFA in such capacity to replace or supplement the Commodity Broker. The Commodity Broker(s) executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the average daily net asset value of the Master Fund in any year, although the actual amount of brokerage commissions and fees in any year may be greater due to changes in transaction volume and volatility.
MS&Co. is a wholly-owned subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with theSEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the following “Legal Proceedings” section of MS’s SEC 10-K filings for 2009, 2008, 2007, 2006, 2005 and 2004. In addition to the matters described in those filings, in the normal course of business, each of MS and MS&Co. has been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions, and other litigation, arising in connection with its activities as a global diversified financial services institution. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Each of MS and MS&Co. is also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MS and MS&Co.

MS&Co. is a Delaware corporation with its main business office located at 1585 Broadway, New York, New York 10036. Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of the National Futures Association.
Effective on or about April 1, 2007 Morgan Stanley DW Inc. (“MSDW”) was merged into Morgan Stanley & Co. Incorporated (“MS&Co.”), which has assumed all of the responsibilities of MSDW. For purposes of clarity, however, MSDW’s litigation disclosure will be retained and listed separately, in relevant part, until the fifth anniversary of the date of each specific disclosure item in the MSDW sub-section.
MS&Co. is a wholly-owned subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2009, 2008, 2007, 2006, 2005 and 2004.
During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2):
Morgan Stanley DW Inc.
In the normal course of business, MSDW was involved in numerous legal actions, including arbitrations, class actions, and other litigation. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. MSDW was also involved, from time to time, in investigations and proceedings by governmental and/or regulatory agencies or self-regulatory organizations, certain of which have resulted and may result in adverse judgments, fines or penalties. The number of these investigations and proceedings has increased in recent years with regard to many financial services institutions, including MSDW.
On July 14, 2003, the Massachusetts Securities Division filed an administrative complaint alleging that MSDW filed false information in response to an inquiry from the Massachusetts Securities Division pertaining to mutual fund sales practices. On August 11, 2003, the Massachusetts Securities Division filed an administrative complaint, alleging that MSDW failed to make disclosures of incentive compensation for proprietary and partnered mutual fund transactions. On November 25, 2003, the Massachusetts Securities Division filed an administrative complaint, alleging that a former branch manager engaged in securities fraud and dishonest conduct in promoting the sales of proprietary mutual funds. On May 24, 2004, the presiding hearing officer granted MSDW’s motion to dismiss all claims relating to MSDW’s differential compensation practices and its receipt of remuneration from third-party fund families, holding that these practices did not violate any state law or regulation. Regarding the Massachusetts Securities Division’s complaint filed on July 14, 2003, MSDW waived its right to a hearing and agreed to pay an administrative fine of $25,000 on September 27, 2004. Regarding the Massachusetts Securities Division’s complaints filed on August 11, 2003 and November 25, 2003, hearings were concluded on December 20, 2004. On March 27, 2005 the hearing officer issued two decisions dismissing all charges against MSDW and the branch manager. On April 7, 2005, the Massachusetts Securities Division filed a Motion for Reconsideration of the hearing officer’s decisions to dismiss all charges against MSDW and the branch manager. On August 24, 2005, the hearing officer denied the Massachusetts Securities Division’s motion for reconsideration as to the branch manager, not having yet ruled upon the motion as to MSDW.
In fiscal 2004, MSDW discovered irregularities in the accounts of certain clients of Carlos Soto, a former registered representative in its San Juan, Puerto Rico branch. Mr. Soto stated that, with respect to certain clients, he had raised some funds by making misrepresentations, issuing false account statements and diverting some funds to accounts he controlled. MSDW promptly notified regulators and law enforcement. On December 9, 2004, MSDW reached a final settlement with the New York Stock Exchange to resolve this matter (see December 2004 matter).

On June 17, 2004, the New Hampshire Bureau of Securities Regulation filed a petition for relief against MSDW alleging, among other things, that a former representative solicited certain customers to purchase certain unregistered, non-exempt securities, that certain managers promoted the sale of proprietary mutual funds and other products by the use of certain “sales contests” and that MSDW failed to disclose the alleged material fact of such contests. On April 7, 2005, MSDW entered into a consent agreement with the New Hampshire Bureau of Securities Regulation. MSDW agreed to a $425,000 fine, a cease and desist order, to pay $10,000 for the cost of investigation, and to comply with a variety of undertakings, including requirements to retain an independent consultant to review certain compliance and policy procedures, provide rescission with respect to certain transactions, and notify New Hampshire residents of certain rights with respect to arbitration agreements.
In December 2004, the New York Stock Exchange brought an administrative action (relating to the Carlos Soto matter noted above and misconduct by a separate former employee of the firm) against MSDW and its affiliate MS&Co. alleging violations by MSDW and/or MS&Co. of (1) New York Stock Exchange Rule 342 by failing to provide for appropriate supervision of certain business activities and by failing to provide for proper implementation of adequate systems and procedures to ensure adequate supervision of certain customer accounts; (2) New York Stock Exchange Rule 405 by failing to use due diligence concerning accounts handled by two registered representatives; and (3) New York Stock Exchange Rule 440 and Regulation 240.17A-3 of the Securities Exchange Act by failing to maintain complete and accurate books and records related to this matter. Without admitting or denying guilt, MSDW and MS&Co. consented to a censure and a fine of $6 million which was accepted by a hearing panel of the New York Stock Exchange on December 9, 2004.
In 2004, the New York Stock Exchange brought an administrative action against MSDW and MS&Co. alleging violations by MSDW and/or MS&Co. of (1) New York Stock Exchange Rules 401 and 476(a)(6) by failing to ensure delivery of prospectuses in connection with certain sales of securities; (2) New York Stock Exchange Rule 476(a)(11) by failing to timely and accurately file daily program trade reports; (3) New York Stock Exchange Rule 440b and SEC Regulation 10a-1 of the Securities Exchange Act by erroneously executing certain sell orders on a minus tick for securities in which MSDW held a short position; (4) New York Stock Exchange Rule 351 by failing to timely submit RE-3 in connection with certain matters; (5) New York Stock Exchange Rule 345 and Securities Exchange Act Regulations 17f-2 and 17a-3(12)(i) by hiring certain individuals subject to statutory disqualification and failing to file fingerprint cards for certain non-registered employees; (6) New York Stock Exchange Rule 123c by failing to comply with requirements concerning certain market-on-close and limit-on-close orders; (7) New York Stock Exchange Rule 472, 342.16 and 342.17 concerning supervision of certain incoming and/or outgoing communications; and (8) New York Stock Exchange Rule 342(a) and (b) by failing to reasonably supervise certain activities. MSDW and MS&Co. resolved the action by consenting, without admitting or denying guilt, to a censure, a fine of $13 million and a rescission offer to those clients who should have received a prospectus during the period from June 2003 to September 2004. A hearing panel of the New York Stock Exchange accepted this settlement on December 9, 2004.
In an acceptance, waiver and consent dated August 1, 2005, the National Association of Securities Dealers, Inc. found that MSDW Inc. violated the National Association of Securities Dealers, Inc.’s rules 3010 and 2110 by failing to establish and maintain a supervisory system, including written procedures, reasonably designed to review and monitor its fee-based brokerage business between January 2001 and December 2003. Without admitting or denying the allegations, MSDW consented to the described sanctions and findings. The firm was censured and fined $1.5 million, and agreed to the payment of restitution to 3,549 customers in the total amount of approximately $4,640,582, plus interest from December 31, 2003 until August 1, 2005.
On September 27, 2007, FINRA announced that MS&Co., on behalf of itself and as successor to Morgan Stanley DW Inc., entered into a Letter of Acceptance, Waiver and Consent to resolve charges filed by FINRA on December 19, 2006. In the Letter of Acceptance, Waiver and Consent, FINRA found that, among other things, MS&Co. provided inaccurate information regarding the existence of pre-September 11, 2001 emails and failed to provide such emails to arbitration claimants and regulators in response to discovery obligations and regulatory inquiries, failed adequately to preserve books and records, and failed to establish and maintain systems and written procedures reasonably designed to preserve required records and to ensure that it conducted adequate searches in response to regulatory inquiries and discovery requests. The Letter of Acceptance, Waiver and Consent also included findings that MS&Co. failed to provide arbitration claimants with updates to a supervisory manual when called for in discovery. FINRA found that MS&Co. violated Section 17(a) of the Exchange Act of 1934 and Rule 17a-4 thereunder, NASD Conduct Rules 2110, 3010 (a) and (b) and 3110, NASD Procedural Rule 8210 and Interpretative Material 10100 under the NASD Code of Arbitration Procedure. In the settlement, MS&Co. neither admitted nor denied these findings. The settlement established a $9.5 million fund for the benefit of potentially affected arbitration claimants to be administered by a third party at the expense of MS&Co. In addition, MS&Co. was censured and agreed to pay a $3 million regulatory fine and to retain an independent consultant to review its procedures for complying with discovery requirements in arbitration proceedings relating to MS&Co.’s retail brokerage operations.

On October 10, 2007, MS&Co., on behalf of itself and as successor to Morgan Stanley DW Inc., became the subject of an Order Instituting Administrative and Cease-And-Desist Proceedings by the SEC. The Order found that from as early as 2000 until 2006, MS&Co. failed to provide to its customers accurate and complete written trade confirmations for certain fixed income securities in violation of Rule 10b-10 under the Exchange Act, Section 15B(c)(1) of the Exchange Act and Rule G-15 of the Municipal Securities Rulemaking Board (MSRB). The Order censured MS&Co., ordered it to cease and desist from committing or causing any violations and any future violations of Rule 10b-10 under the Exchange Act, Section 15B(c)(1) of the Exchange Act, and MSRB Rule G-15, ordered MS&Co. to pay a $7.5 million penalty, and to retain an independent consultant to review MS&Co.’s policies and procedures. MS&Co. consented to the issuance of the Order without admitting or denying any of the SEC’s findings, except as to the SEC’s jurisdiction over the matter.
Morgan Stanley & Co. Incorporated
On June 2, 2009, MS executed a final settlement with the Office of the New York State Attorney General (“NYAG”) in connection with its investigation relating to the sale of auction-rate securities (“ARS”). MS agreed, among other things to: (1) repurchase at par illiquid ARS that were purchased by certain retail clients prior to February 13, 2008; (2) pay certain retail clients that sold ARS below par the difference between par and the price at which the clients sold the securities; (3) arbitrate, under special procedures, claims for consequential damages by certain retail clients; (4) refund refinancing fees to certain municipal issuers of ARS; and (5) pay a total penalty of $35 million. On August 13, 2008, MS reached an agreement in principle on substantially the same terms with the Office of the Illinois Secretary of State, Securities Department (on behalf of a task force of other states under the auspices of the North American Securities Administrators Association) that would settle their investigations into the same matters. A separate investigation of these matters by the SEC remains ongoing.
In connection with the MS&Co.’s role as either lead or co-lead underwriter in several in initial public offerings (“IPO”), the company has been exposed to both regulatory and civil proceedings. On January 25, 2005, MS&Co. announced a settlement with the Securities and Exchange Commission regarding allegations that it violated Rule 101 of Regulation M by attempting to induce certain customers that received shares in IPOs to place purchase orders for additional shares in the aftermarket. Under the terms of the settlement, MS&Co. agreed, without admitting or denying the allegations, to the entry of a judgment enjoining it from violating Rule 101 of Regulation M and the payment of a $40 million civil penalty. The court approved the settlement on February 4, 2005.
On May 12, 2006, the U.S. District Court for the District of Columbia (the “D.C. District Court”) entered Final Judgment effecting a settlement MS had reached with the SEC, the New York Stock Exchange, Inc. (“NYSE”) and the NASD relating to MS&Co.’s production of email in the research analyst and IPO investigations from December 2000 through at least July 2005. The complaint, filed by the SEC in the District Court on May 10, 2006, alleges that MS&Co. did not timely produce emails in response to those matters because it did not diligently search for back-up tapes containing responsive emails until 2005, and because it over-wrote back-up tapes potentially containing responsive email until at least December 2002. Without admitting or denying the allegations of the complaint, MS&Co. consented to (1) a permanent injunction barring future violations of §17(b) of the Exchange Act (which requires, among other things, that MS respond promptly to SEC subpoenas and requests) and the relevant regulations promulgated thereunder and (2) the payment of a $15 million civil penalty, $5 million of which will be paid to the NASD and NYSE.
On May 31, 2006, MS&Co. and MSDW consented, without admitting or denying the findings, to the entry of an order in which they were censured by the SEC for allegedly violating Section 17(a)(2) of the Securities Act by managing auctions for auction rate securities in ways that were not adequately disclosed or that did not conform to disclosed procedures. The order required that MS&Co. and MSDW cease and desist from committing or causing any violations and any future violations of Section 17(a)(2) of the Securities Act, the payment of a civil money penalty of $1.5 million and to comply with certain additional undertakings.

On June 27, 2006, MS&Co. and MSDW consented, without admitting or denying the findings, to the entry of an order in which they were censured by the SEC for allegedly violating Section 15(f) of the Exchange Act of 1934 and Section 204A of the Investment Advisers Act of 1940 and paid a civil money penalty of $10 million. The SEC found that MS&Co. and MSDW failed to: (1) conduct any surveillance of a number of accounts and securities; (2) provide adequate guidance to personnel charged with conducting surveillance; (3) have adequate controls in place with respect to certain aspects of watch list maintenance. The SEC’s findings covered different areas from the 1997 through 2006 time period. The order also required that MS&Co. and MSDW comply with certain undertakings as described in the SEC’s order, which include retaining a qualified independent consultant to conduct a comprehensive review of their policies, practices and procedures relating to 15(f) of the Exchange Act of 1934 and Section 204A of the Investment Advisors Act of 1940 to determine the adequacy of such policies, practices and procedures and make appropriate recommendations.
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
Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Administration Agreement continues in effect from the commencement of trading operations unless terminated on at least ninety (90) days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon thirty (30) days prior written notice if the Fund and/or Master Fund have materially failed to perform its obligations under the Administration Agreement.
The Administration Agreement provides for the exculpation and indemnification of the Administrator from and against any costs, expenses, damages, liabilities or claims (other than those resulting from the Administrator’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against the Administrator in performing its obligations or duties under the Administration Agreement. Key terms of the Administration Agreement are summarized under the heading “Material Contracts.” The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Administrator also receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem share baskets consisting of 50,000 shares (“Baskets”) in the amount of $500 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund or the Master Fund. An Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust Company, and (3) have entered into an agreement with the Fund and the Managing Owner (a Participant Agreement).The Managing Owner and the Administrator retain the services of one or more additional service providers to assist the Fund and/or the Master Fund with certain tax reporting requirements of the Fund and its Shareholders.

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
The Marketing Agent
The Managing Owner, on behalf of the Fund and Master Fund, has appointed ALPS Distributors, Inc., or ALPS Fund Services, an affiliate of the Distributor, as a marketing agent to the Fund and Master Fund. ALPS Distributors, Inc. provides assistance to the Managing Owner with certain function and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus, providing support to national account manager’s and wholesalers filed activities, and assisting national account managers in implementing sales strategy. ALPS Distributors, Inc. does not open or maintain customer accounts or handle orders for the Fund. ALPS Distributors, Inc. engages in public seminars, road shows, conferences, media interviews, fields incoming telephone “800”number calls and distributes sales literature and other communications (including electronic media) regarding the Fund. Investors may contact ALPS Distributors, Inc. toll-free in the U.S. at (800) 320-2577.
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
Employees
The Fund and the Master Fund have no employees. Management functions are performed by the Managing Owner and requisite administrative services are provided on a contractual basis by various entities.
Available Information
The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available, free of charge, on the Managing Owner’s website at http://www.greenhavenfunds.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s Internet site at http://www.sec.gov.

The Fund also posts quarterly performance reports and its annual report, as required by the Commodity Futures Trading Commission, on the Managing Owner’s website, free of charge, at the Internet address listed above.
CONFLICTS OF INTEREST
General
The Managing Owner has not established formal procedures to resolve all potential conflicts of interest. Consequently, investors may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Fund. Investors should be aware that the Managing Owner presently intends to assert that Shareholders have, by subscribing for Shares of the Fund, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Managing Owner to investors:
The Managing Owner
The Managing Owner has a conflict of interest in allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Managing Owner also services other affiliates of the Managing Owner and their respective clients. Although the Managing Owner and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the business and affairs of the Fund and the Master Fund, the Managing Owner intends to devote, and to cause its professional staff to devote, sufficient time and resources properly to manage the business and affairs of the Fund and the Master Fund consistent with its or their respective fiduciary duties to the Fund and the Master Fund and others.
The Commodity Brokers
The Commodity Brokers may act from time to time as commodity brokers for other accounts with which it is affiliated or in which it or one of its affiliates has a financial interest. The compensation received by the Commodity Brokers from such accounts may be more or less than the compensation received for brokerage services provided to the Master Fund. In addition, various accounts traded through the Commodity Brokers (and over which their personnel may have discretionary trading authority) may take positions in the futures markets opposite to those of the Master Fund or may compete with the Master Fund for the same positions. The Commodity Brokers may have a conflict of interest in their execution of trades for the Master Fund and for other customers. The Managing Owner will, however, not retain any commodity broker for the Master Fund which the Managing Owner has reason to believe would knowingly or deliberately favor any other customer over the Master Fund with respect to the execution of commodity trades.
The Commodity Brokers will benefit from executing orders for other clients, whereas the Master Fund may be harmed to the extent that the Commodity Brokers have fewer resources to allocate to the Master Fund’s accounts due to the existence of such other clients.
Certain officers or employees of the Commodity Brokers may be members of United States commodities exchanges and/or serve on the governing bodies and standing committees of such exchanges, their clearing houses and/or various other industry organizations. In such capacities, these officers or employees may have a fiduciary duty to the exchanges, their clearing houses and/or such various other industry organizations which could compel such employees to act in the best interests of these entities, perhaps to the detriment of the Master Fund.
Proprietary Trading/Other Clients
The Managing Owner, the Commodity Brokers and their respective principals and affiliates may trade in the commodity markets for their own accounts and for the accounts of their clients, and in doing so may take positions opposite to those held by the Master Fund or may compete with the Master Fund for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Master Fund. Records of proprietary trading and trading on behalf of other clients will not be available for inspection by Shareholders.
Because the Managing Owner, the Commodity Brokers and their respective principals and affiliates may trade for their own accounts at the same time that they are managing the account of the Master Fund, prospective investors should be aware that — as a result of a neutral allocation system, testing a new trading system, trading their proprietary accounts more aggressively or other activities not constituting a breach of fiduciary duty — such persons may from time-to-time take positions in their proprietary accounts which are opposite, or ahead of, the positions taken for the Master Fund.

No Distributions
The Managing Owner has discretionary authority over all distributions made by the Fund. In view of the Fund’s objective of seeking significant capital appreciation, the Managing Owner currently does not intend to make any distributions, but, has the sole discretion to do so from time-to-time. Greater management fees will be generated to the benefit of the Managing Owner if the Fund’s assets are not reduced by distributions to the Shareholders.
USE OF PROCEEDS
A substantial amount of proceeds of the offering of Shares will be used by the Fund, through the Master Fund, to engage in the trading of exchange-traded futures on the Index Commodities with a view to reflecting the performance of the Index over time, less the expenses of the operations of the Fund and the Master Fund. The Master Fund’s portfolio also include United States Treasury securities for deposit with the Master Fund’s Commodity Brokers as margin and other high credit quality short-term fixed income securities.
To the extent that the Master Fund trades in futures contracts on United States exchanges, the assets deposited by the Master Fund with its Commodity Brokers as margin must be segregated pursuant to the regulations of the CFTC. Such segregated funds may be invested only in a limited range of instruments — principally U.S. government obligations.
Although the percentages set forth below may vary substantially over time, as of the date of this Form 10-K, the Master Fund estimates:
(i)	up to approximately 10% of the net asset value of the Master Fund will be placed in segregated accounts in the name of the Master Fund with the Commodity Brokers (or another eligible financial institution, as applicable) in the form of cash or United States Treasury bills to margin commodity positions. Such funds will be segregated pursuant to CFTC rules;
(ii)	approximately 90% of the net asset value of the Master Fund will be maintained in segregated accounts in the name of the Master Fund in bank deposits or United States Treasury and United States Government Agencies issues.
The Managing Owner, a registered commodity pool operator and commodity trading advisor, will be responsible for the cash management activities of the Master Fund, including investing in United States Treasury and United States Government Agencies issues.
In addition, assets of the Master Fund not required to margin positions may be maintained in United States bank accounts opened in the name of the Master Fund and may be held in United States Treasury bills (or other securities approved by the CFTC for investment of customer funds).
The Master Fund receives 100% of the interest income earned on its interest income assets.
FEES AND CHARGES
Upfront Selling Commissions
No upfront selling commissions are charged to Shareholders, although investors are expected to be charged a customary commission by their brokers in connection with purchases of Shares that will vary from investor to investor. Investors are encouraged to review the terms of their brokerage accounts for details on applicable charges. Also, the excess, if any, of the price at which an Authorized Participant sells a Share over the price paid by such Authorized Participant in connection with the creation of such Share in a Basket may be deemed to be underwriting compensation.
Management Fee
The Master Fund will pay the Managing Owner a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of the average amount of daily net assets of the Master Fund during the Calendar year. No separate fee will be paid by the Fund.

Organization and Offering Expenses
Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of Shares will be paid by GreenHaven, LLC, a limited liability company organized in the State of Georgia, which is the sole member of the Managing Owner. Neither GreenHaven, LLC nor the Managing Owner will be reimbursed in connection with the payment of the organizational and offering expenses.
Organization and offering expenses relating to both the Master Fund and the Fund, as applicable, means those expenses incurred in connection with their formation, the qualification and registration of the Shares and in offering, distributing and processing the Shares under applicable federal law, and any other expenses actually incurred and, directly or indirectly, related to the organization of the Fund and Master Fund or the offering of the Shares, including, but not limited to, expenses such as:
(i)	initial and ongoing registration fees, filing fees, escrow fees and taxes;

(ii)	costs of preparing, printing (including typesetting), amending, supplementing, mailing and distributing the Registration Statement, the exhibits thereto and the Prospectus of the Fund;

(iii)	the costs of qualifying, printing, (including typesetting), amending, supplementing, mailing and distributing sales materials used in connection with the offering and issuance of the Shares;

(iv)	travel, telephone and other expenses in connection with the offering and issuance of the Shares.
The Managing Owner will not allocate to the Fund or the Master Fund the indirect expenses of the Managing Owner.
Brokerage Commissions and Fees
The Master Fund will pay to the Commodity Brokers all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Brokers are expected to be less than $20.00 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year, although the actual amount of brokerage commissions and fees in any year may be greater. These estimates are based on a net asset value of $50 million.
Routine Operational, Administrative and Other Ordinary Expenses
The Managing Owner pays all of the Master Fund’s and the Fund’s routine operational, administrative and other ordinary expenses, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs.
Extraordinary Fees and Expenses
The Master Fund pays all its extraordinary fees and expenses, if any, of the Fund and Master Fund generally, if any, as determined by the Managing Owner. Extraordinary fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Extraordinary fees and expenses shall also include material expenses which are not currently anticipated obligations of the Fund or Master Fund or of managed futures funds in general. Routine operational, administrative and other ordinary expenses will not be deemed extraordinary expenses.
Management Fee and Ongoing Expenses to be Paid First out of Interest Income
The Management Fee and ordinary ongoing expenses of the Fund and the Master Fund will be paid first out of interest income from the Master Fund’s holdings of U.S. Treasury bills and other high credit quality short-term fixed income securities on deposit with the Commodity Broker as margin or otherwise. It is expected that, at current interest rates, such interest income will not be sufficient to cover all or a significant portion of the Management Fee and ordinary ongoing expenses of the Fund and the Master Fund.

MATERIAL CONTRACTS
License Agreement
Thomson Reuters America, LLC entered into a License Agreement with the Managing Owner granting the Managing Owner an exclusive, non-transferable right to use the Index in connection with the development and creation of U.S. exchange traded funds, in the U.S. the Managing Owner is responsible for paying the fees associated with the licensing fee, and the Fund and Master Fund will not be required to pay any additional amount to Thomson Reuters America, LLC.
The current term of the License Agreement runs until October 1, 2010 (subject to the right of Thomson Reuters America, LLC to terminate the exclusivity at any time in the event of certain limited circumstances related to specified asset investment thresholds). On the date of this Form 10-K, the Managing Owner is in compliance with these thresholds.
Brokerage Agreement

The Commodity Brokers and the Master Fund entered into brokerage agreements, or (“Brokerage Agreements”). As a result, the Commodity Brokers:
(i)	act as the clearing brokers;

(ii)	act as custodians of the Master Fund’s assets; and

(iii)	perform such other services for the Master Fund as the Managing Owner may from time-to-time request.
As clearing brokers for the Master Fund, the Commodity Brokers receive orders for trades from the Managing Owner.
Confirmations of all executed trades are given to the Master Fund by the Commodity Brokers. The Brokerage Agreement incorporates the Commodity Brokers’ standard customer agreements and related documents, which generally include provisions that:
(i)	all funds, commodities and open or cash positions carried for the Master Fund will be held as security for the Master Fund’s obligations to the Commodity Brokers;

(ii)	the margins required to initiate or maintain open positions will be as from time-to-time established by the Commodity Brokers and may exceed exchange minimum levels; and

(iii)	the Commodity Brokers may close out positions, purchase commodities or cancel orders at any time they deem necessary for its protection, without the consent of the Master Fund.
As custodian of the Master Fund’s assets, the Commodity Brokers are responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund.
Administrative functions provided by the Commodity Brokers to the Master Fund include, but are not limited to, preparing and transmitting daily confirmations of transactions and monthly statements of account, calculating equity balances and margin requirements.
As long as the Brokerage Agreements between the Commodity Brokers and the Master Fund are in effect, the Commodity Brokers will not charge the Master Fund a fee for any of the services they have agreed to perform, except for the agreed-upon brokerage fee.
The Brokerage Agreements are not exclusive and run for successive one-year terms to be renewed automatically each year unless terminated. Each Brokerage Agreement is terminable by the Master Fund or the respective Commodity Broker without penalty upon thirty (30) days’ prior written notice (unless where certain events of default occur or there is a material adverse change to the Master Fund’s financial position, in which case only prior written notice is required to terminate the Brokerage Agreements).

The Brokerage Agreements provide that neither the Commodity Brokers nor any of their respective managing directors, officers, employees or affiliates shall be liable for any costs, losses, penalties, fines, taxes and damages sustained or incurred by the Master Fund other than as a result of the respective Commodity Broker’s gross negligence or reckless or willful intentional misconduct or breach of such agreement.
Administration Agreement
Pursuant to the Administration Agreement among the Fund, the Master Fund and the Administrator, the Administrator will perform or supervise the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including net asset value calculations, accounting and other fund administrative services.
The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least ninety (90) days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon thirty (30) days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement or upon termination of the Global Custody Agreement.
The Administrator is both exculpated and indemnified under the Administration Agreement.
Except as otherwise provided in the Administration Agreement, the Administrator shall not be liable for any costs, expenses, damages, liabilities or claims (including attorneys’ and accountants’ fees) incurred by either the Fund or Master Fund, except those costs, expenses, damages, liabilities or claims arising out of the Administrator’s own gross negligence or willful misconduct. In no event shall the Administrator be liable to the Fund, Master Fund or any third party for special, indirect or consequential damages, or lost profits or loss of business, arising under or in connection with the Administration Agreement, even if previously informed of the possibility of such damages and regardless of the form of action. The Administrator shall not be liable for any loss, damage or expense, including counsel fees and other costs and expenses of a defense against any claim or liability, resulting from, arising out of, or in connection with its performance under the Administration Agreement, including its actions or omissions, the incompleteness or inaccuracy of any Proper Instructions (as defined therein), or for delays caused by circumstances beyond the Administrator’s control, unless such loss, damage or expense arises out of the gross negligence or willful misconduct of the Administrator.
Both the Fund and Master Fund shall indemnify and hold harmless the Administrator from and against any and all costs, expenses, damages, liabilities and claims (including claims asserted by either the Fund or Master Fund), and reasonable attorneys’ and accountants’ fees relating thereto, which are sustained or incurred or which may be asserted against the Administrator by reason of or as a result of any action taken or omitted to be taken by the Administrator in good faith under the Administration Agreement or in reliance upon (i) any law, act, regulation or interpretation of the same even though the same may thereafter have been altered, changed, amended or repealed, (ii) the Fund’s Registration Statements or Prospectuses, (iii) any Proper Instructions, or (iv) any opinion of legal counsel for the Fund or Master Fund, or arising out of transactions or other activities of the Fund or Master Fund which occurred prior to the commencement of the Administration Agreement; provided, that neither the Fund nor Master Fund shall indemnify the Administrator for costs, expenses, damages, liabilities or claims for which the Administrator is liable under the preceding paragraph. This indemnity shall be a continuing obligation of both the Fund and Master Fund, their successors and assigns, notwithstanding the termination of the Administration Agreement. Without limiting the generality of the foregoing, each of the Fund or Master Fund shall indemnify the Administrator against and save the Administrator harmless from any loss, damage or expense, including counsel fees and other costs and expenses of a defense against any claim or liability, arising from any one or more of the following: (i) errors in records or instructions, explanations, information, specifications or documentation of any kind, as the case may be, supplied to the Administrator by any third party described above or by or on behalf of the Fund or Master Fund; (ii) action or inaction taken or omitted to be taken by the Administrator pursuant to Proper Instructions of the Fund or Master Fund or otherwise without gross negligence or willful misconduct; (iii) any action taken or omitted to be taken by the Administrator in good faith in accordance with the advice or opinion of counsel for the Fund or Master Fund or its own counsel; (iv) any improper use by the Fund or Master Fund or their agents, distributor or investment advisor of any valuations or computations supplied by the Administrator pursuant to the Administration Agreement; (v) the method of valuation and the method of computing net asset value; or (vi) any valuations or net asset value provided by the Fund or Master Fund.

Actions taken or omitted in reliance on Proper Instructions, or upon any information, order, indenture, stock certificate, power of attorney, assignment, affidavit or other instrument believed by the Administrator to be genuine or bearing the signature of a person or persons believed to be authorized to sign, countersign or execute the same, or upon the opinion of legal counsel for the Fund or Master Fund or its own counsel, shall be conclusively presumed to have been taken or omitted in good faith.
Notwithstanding any other provision contained in the Administration Agreement, the Administrator shall have no duty or obligation with respect to, including, without limitation, any duty or obligation to determine, or advise or notify the Fund or Master Fund of: (a) the taxable nature of any distribution or amount received or deemed received by, or payable to the Fund or Master Fund; (b) the taxable nature or effect on the Fund or Master Fund or their shareholders of any corporate actions, class actions, tax reclaims, tax refunds, or similar events; (c) the taxable nature or taxable amount of any distribution or dividend paid, payable or deemed paid by the Fund or Master Fund to their shareholders; or (d) the effect under any federal, state, or foreign income tax laws of the Fund or Master Fund making or not making any distribution or dividend payment, or any election with respect thereto.
Global Custody Agreement
The Bank of New York, N.A. will serve as the Fund’s custodian, or Custodian. Pursuant to the Global Custody Agreement between the Fund and the Custodian, or Custody Agreement, the Custodian serves as custodian of all the Fund’s securities and cash at any time delivered to Custodian during the term of the Custody Agreement and the Fund has authorized the Custodian to hold its securities in registered form in its name or the name of its nominees. The Custodian has established and will maintain one or more securities accounts and cash accounts pursuant to the Custody Agreement. The Custodian shall maintain books and records segregating the assets.
Either party may terminate the Custody Agreement by giving to the other party a notice in writing specifying the date of such termination, which shall be not less than ninety (90) days after the date of such notice. Upon termination thereof, the Fund shall pay to the Custodian such compensation as may be due to the Custodian, and shall likewise reimburse the Custodian for other amounts payable or reimbursable to the Custodian thereunder. The Custodian shall follow such reasonable oral or written instructions concerning the transfer of custody of records, securities and other items as the Fund shall give; provided, that (a) the Custodian shall have no liability for shipping and insurance costs associated therewith, and (b) full payment shall have been made to Custodian of its compensation, costs, expenses and other amounts to which it is entitled hereunder. If any securities or cash remain in any account, Custodian may deliver to the Fund such securities and cash. Except as otherwise provided herein, all obligations of the parties to each other hereunder shall cease upon termination of the Custody Agreement.
The Custodian is both exculpated and indemnified under the Custody Agreement.
Except as otherwise expressly provided in the Custody Agreement, the Custodian shall not be liable for any costs, expenses, damages, liabilities or claims, including attorneys’ and accountants’ fees, or losses, incurred by or asserted against Fund, except those losses arising out of the gross negligence or willful misconduct of the Custodian. The Custodian shall have no liability whatsoever for the action or inaction of any depository. Subject to the Custodian’s delegation of its duties to its affiliates, the Custodian’s responsibility with respect to any securities or cash held by a subcustodian is limited to the failure on the part of the Custodian to exercise reasonable care in the selection or retention of such subcustodian in light of prevailing settlement and securities handling practices, procedures and controls in the relevant market. With respect to any losses incurred by Fund as a result of the acts or the failure to act by any subcustodian (other than an affiliate of the Custodian), the Custodian shall take appropriate action to recover such losses from such subcustodian; and the Custodian’s sole responsibility and liability to Fund shall be limited to amounts so received from such subcustodian (exclusive of costs and expenses incurred by the Custodian). In no event shall the Custodian be liable to Fund or any third party for special, indirect or consequential damages, or lost profits or loss of business, arising in connection with the Custody Agreement.
The Fund shall indemnify the Custodian and each subcustodian for the amount of any tax that the Custodian, any such subcustodian or any other withholding agent is required under applicable laws (whether by assessment or otherwise) to pay on behalf of, or in respect of income earned by or payments or distributions made to or for the account of Fund (including any payment of tax required by reason of an earlier failure to withhold). The Custodian shall, or shall instruct the applicable subcustodian or other withholding agent to, withhold the amount of any tax which is required to be withheld under applicable law upon collection of any dividend, interest or other distribution made with respect to any security and any proceeds or income from the sale, loan or other transfer of any security. In the event that the Custodian or any subcustodian is required under applicable law to pay any tax on behalf of Fund, the Custodian is hereby authorized to withdraw cash from any cash account in the amount required to pay such tax and to use such cash, or to remit such cash to the appropriate subcustodian, for the timely payment of such tax in the manner required by applicable law.

The Fund will indemnify the Custodian and hold the Custodian harmless from and against any and all losses sustained or incurred by or asserted against the Custodian by reason of or as a result of any action or inaction, or arising out of the Custodian’s performance under the Custody Agreement, including reasonable fees and expenses of counsel incurred by the Custodian in a successful defense of claims by Fund; provided however, that Fund shall not indemnify the Custodian for those losses arising out of the Custodian’s gross negligence or willful misconduct. This indemnity shall be a continuing obligation of Fund, its successors and assigns, notwithstanding the termination of the Custody Agreement.
Transfer Agency and Service Agreement
The Bank of New York, N.A. will serve as the Fund’s transfer agent, or Transfer Agent. Pursuant to the Transfer Agency and Service Agreement between the Fund and the Transfer Agent, the Transfer Agent will serve as the Fund’s transfer agent, dividend disbursing agent, and agent in connection with certain other activities as provided under the Transfer Agency and Service Agreement.
The term of the Transfer Agency and Service Agreement is one (1) year from the effective date and shall automatically renew for additional one year terms unless either party provides written notice of termination at least ninety (90) days’ prior to the end of any one year term or, unless earlier terminated as provided below:
(i)	Either party terminates prior to the expiration of the initial term in the event the other party breaches any material provision of the Transfer Agency and Service Agreement, including, without limitation in the case of the Fund, its obligations to compensate the Transfer Agent, provided that the non-breaching party gives written notice of such breach to the breaching party and the breaching party does not cure such violation within ninety (90) days of receipt of such notice.
(ii)	The Fund may terminate the Transfer Agency and Service Agreement prior to the expiration of the initial term upon ninety (90) days’ prior written notice in the event that the Managing Owner determines to liquidate the Fund and terminate its registration with the Securities and Exchange Commission other than in connection with a merger or acquisition of the Fund.
The Transfer Agent shall have no responsibility and shall not be liable for any loss or damage unless such loss or damage is caused by its own gross negligence or willful misconduct or that of its employees, or its breach of any of its representations. In no event shall the Transfer Agent be liable for special, indirect or consequential damages regardless of the form of action and even if the same were foreseeable.
Pursuant to the Transfer Agency and Service Agreement, the Transfer Agent shall not be responsible for, and the Fund shall indemnify and hold the Transfer Agent harmless from and against, any and all losses, damages, costs, charges, counsel fees, payments, expenses and liability, or Losses, arising out of or attributable to:
(i)	All actions of the Transfer Agent or its agents or subcontractors required to be taken pursuant to this Agreement, provided that such actions are taken without gross negligence, or willful misconduct;
(ii)	The Fund’s gross negligence or willful misconduct;
(iii)	The breach of any representation or warranty of the Fund thereunder;
(iv)	The conclusive reliance on or use by the Transfer Agent or its agents or subcontractors of information, records, documents or services which (i) are received by the Transfer Agent or its agents or subcontractors, and (ii) have been prepared, maintained or performed by the Fund or any other person or firm on behalf of the Fund including but not limited to any previous transfer agent or registrar;

(v)	The conclusive reliance on, or the carrying out by the Transfer Agent or its agents or subcontractors of any instructions or requests of the Fund on behalf of the Fund;
(vi)	The offer or sale of Shares in violation of any requirement under the federal securities laws or regulations or the securities laws; or
(vii)	Regulations of any state that such Shares be registered in such state or in violation of any stop order or other determination or ruling by any federal agency or any state with respect to the offer or sale of such Shares in such state.
Distribution Services Agreement
The Distributor will provide certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Fund and the Distributor, the Distributor will assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets.
The Distribution Services Agreement, dated January 16, 2007 (as amended on May 15, 2009) shall continue until two years from such date and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Fund’s Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty (60) days’ written notice by the Fund’s Managing Owner or by the Distributor. The Distribution Services Agreement shall automatically terminate in the event of its assignment.
Pursuant to the Distribution Services Agreement, the Fund indemnifies and holds harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the 1933 Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the ground that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted to state a material fact required to be stated or necessary in order to make the statements not misleading under the 1933 Act or any other statute or the common law. However, the Fund does not indemnify the Distributor or hold it harmless to the extent that the statement or omission was made in reliance upon, and in conformity with, information furnished to the Fund by or on behalf of the Distributor. In no case (i) is the indemnity of the Fund in favor of the Distributor or any person indemnified to be deemed to protect the Distributor or any person against any liability to the Fund or its security holders to which the Distributor or such person would otherwise be subject by reason of willful misfeasance, bad faith or negligence in the performance of its duties or by reason of its reckless disregard of its obligations and duties under this Agreement, or (ii) is the Fund to be liable under its indemnity agreement contained in this paragraph with respect to any claim made against the Distributor or any person indemnified unless the Distributor or person, as the case may be, shall have notified the Fund in writing of the claim promptly after the summons or other first written notification giving information of the nature of the claims shall have been served upon the Distributor or any such person (or after the Distributor or such person shall have received notice of service on any designated agent).
However, failure to notify the Fund of any claim shall not relieve the Fund from any liability which it may have to any person against whom such action is brought otherwise than on account of its indemnity agreement contained in this paragraph. The Fund shall be entitled to participate at its own expense in the defense, or, if it so elects, to assume the defense of any suit brought to enforce any claims, and if the Fund elects to assume the defense, the defense shall be conducted by counsel chosen by the Fund. In the event the Fund elects to assume the defense of any suit and retain counsel, the Distributor, officers or directors or controlling person(s), defendant(s) in the suit, shall bear the fees and expenses of any additional counsel retained by them. If the Fund does not elect to assume the defense of any suit, it will reimburse the Distributor, officers or directors or controlling person(s) or defendant(s) in the suit for the reasonable fees and expenses of any counsel retained by them. The Fund has agreed to notify the Distributor promptly of the commencement of any litigation or proceeding against it or any of its officers in connection with the issuance or sale of any of the Shares.

Marketing Services Agreement
The Marketing Agent provides certain marketing services to the Fund. Pursuant to the Marketing Agreement, as amended from time-to-time, between the Managing Owner, on behalf of the Fund and Master Fund, and the Marketing Agent, the Marketing Agent assists the Managing Owner with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus, providing support to an extensive broker database and a network of internal and external wholesalers. The Marketing Agent will not open or maintain customer accounts or handle orders for the Fund. The Marketing Agent will engage in public seminars, road shows, conferences, media interviews, field incoming telephone “800” number calls and distribute sales literature and other communications (including electronic media) regarding the Fund.
The date of the Marketing Services Agreement is January 14, 2008 (as amended, including on April 30, 2009 and May 15, 2009) will continue until two years from January 14, 2008 and thereafter will continue automatically for successive annual periods, unless a party provides notice to the other party within 60 days of the termination of the then current term.
Pursuant to the Marketing Agreement, each party will indemnify and hold harmless the other party against all losses, costs and expenses (including reasonable attorney’s fees) that an indemnified party incurs by reason or result of or arising from the breach of any terms, provisions, covenants, warranties or representations contained in the Marketing Agreement.

ITEM 1A — RISK FACTORS
You could lose money investing in the Shares. You should consider carefully the risks described below and elsewhere in this Form 10K before making an investment decision.
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
Thomson Reuters America LLC entered into a License Agreement with the Managing Owner on October 11, 2006 whereby the Managing Owner was granted an exclusive license with respect to the development and creation of U.S. exchange traded funds. The License Agreement granted to the Managing Owner (as subsequently amended on September 18, 2007, July 7, 2008, and September 30, 2010), among other things, to extend the exclusivity period of the license to October 1st, 2010 and may be terminated under certain circumstances which could cause your investment to decline significantly in value. In addition to that, because the license granted is an exclusive license with respect to a limited type of investment product, a different product could be created, which could also cause your investment to decline in value. If the license expires and is not renewed or is terminated, or a competitive product is created, then the Managing Owner would seek shareholder approval to either (i) liquidate the Master Fund and the Fund or (ii) approve a different index to track for comparison purposes.

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
Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Master Fund.
CFTC and commodity exchange rules impose speculative position limits on market participants, which could include the Master Fund, trading in certain agricultural commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts. The Managing Owner anticipates that these position limits will become more of an issue when the Master Fund reaches close to US$1 billion of net asset value, at which point the Managing Owner may either prevent the issuance of additional creation units or may apply to the CFTC for relief from certain position limits.
If the Master Fund applies and is unable to obtain such relief, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in these additional futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on the NYSE, and the net asset value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to the net asset value of the Fund.
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
If the Managing Owner permits the Fund to control commodity positions in excess of the value of the Fund’s assets, you could lose all or substantially all of your investment.
Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interests’) entire market value. This feature permits commodity pools to increase their exposure to assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate value in excess of the commodity pool’s assets. While these actions can increase the pool’s profits, relatively small adverse movements in the price of the pool’s futures contracts can cause significant or complete losses to the pool. While the Managing Owner has not and does not intend to have exposure to futures contracts in excess of the Fund’s collateral, the Fund is dependent upon the trading and management skills of the Managing Owner to maintain the proper position sizes.
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

The Exchange May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.
The Shares are listed for trading on the NYSE Arca platform under the market symbol “GCC.” Trading in Shares may be halted due to market conditions or, in light of NYSE rules and procedures, for reasons that, in the view of the NYSE, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline in the equity markets. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are de-listed.
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
The Managing Owner was formed expressly to be the managing owner of the Fund and the Master Fund and has no history of past performance apart from the history of the Fund and the Master Fund. The past performances of the Managing Owner’s management in other positions are no indication of its ability to manage an investment vehicle such as the Fund or the Master Fund. If the experience of the Managing Owner and its principals is not adequate or suitable to manage an investment vehicle such as the Fund and the Master Fund, the operations of the Fund and the Master Fund may be adversely affected.
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
Fees are Charged Regardless of Profitability and May Result in Depletion of Assets.
The Fund indirectly is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of up to 0.85% per annum. Additional charges include brokerage fees expected to be approximately 0.24% per annum in the aggregate. The Fund is expected to earn interest income at an annual rate of .08% per annum, based upon the current yield on a three month U.S. Treasury bill. Consequently, it is expected that interest income will not exceed fees unless short-term Treasury rates rise. If interest rates remain below 1.09% as they are as of this filing, the Fund will need to have positive performance in order to break-even (net of fees and expenses). Consequently, the expenses of the Master Fund could, over time, result in significant losses to your investment in the Shares. You may never achieve profits, significant or otherwise.

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
Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole could prosper while the Shares may trade below levels which are profitable to your holdings.
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
U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Master Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to the Fund’s Shareholders in a manner that reflects the Shareholders’ beneficial shares of partnership items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Master Fund do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects you.
PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN ANY SHARES; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.
Failure or Lack of Segregation of Assets May Increase Losses.
The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, any Master Fund Units could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. In addition to that, it is possible that in the event of clearing broker’s bankruptcy, investors experience a loss of all their moneys, which would therefore imply that none of the investments may be recovered, not just a pro rata share. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action. Such material actions, if any, are described under “The Commodity Broker.” In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.
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
Lack of Independent Experts Representing Investors.
The Managing Owner has consulted with counsel, accountants and other experts regarding the formation and operation of the Fund and the Master Fund. No counsel has been appointed to represent you in connection with your ownership of the Shares. Accordingly, you should consult your own legal, tax and financial advisers regarding the desirability of the Shares and making investments in Shares.

Possibility of Termination of the Fund May Adversely Affect Your Portfolio.
The Managing Owner may withdraw from the Fund upon 120 days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. You cannot be assured that the Managing Owner will be willing or able to continue to service the Fund for any length of time. If the Managing Owner discontinues its activities on behalf of the Fund, the Fund may be adversely affected. In addition, owners of 75% of the Shares have the power to terminate the Trust. If that right is exercised, investors who wished to continue to invest in the Index through the vehicle of the Trust would have to find another vehicle, and might not be able to find another vehicle that offers the same features as the Trust. Such detrimental developments could cause you to liquidate your investments and upset the overall maturity and timing of your investment portfolio. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.
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
As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2010 may specify a January 2011 expiration. As that contract nears expiration, it may be replaced by selling the January 2011 contract and purchasing the contract expiring in March 2011. This process is referred to as “rolling.” Historically, the prices of crude oil and heating oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2011 contract would take place at a price that is higher than the price at which the March 2011contract is purchased, thereby creating a gain in connection with rolling. While crude oil and heating oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in any of the commodities comprising the Index could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

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
Because our common shares are publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the SEC and NYSE Arca, have in recent years issued new requirements and regulations. From time to time, these authorities have continued to develop additional regulations or interpretations of existing regulations. Our ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on its assessment, we believe that, as of December 31, 2009, internal control over financial reporting is effective.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Fund and the Master Fund do not own or use physical properties in the conduct of its business. Its assets consist of futures contracts, cash, United States Treasury obligations and other high credit quality short-term fixed income securities. The Managing Owner’s headquarters are located at 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326. Any value attributable to an implied or imputed use or sharing of the Managing Owner’s facilities is deemed to be included in other fees paid by the Fund to the Managing Owner.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Limited Shares of the Fund trade on the New York Stock Exchange under the symbol “GCC.”
2009 Monthly Stock Price Data for GCC

Date	High	Low	Close	Open
December	26.58	25.33	26.32	26.31
November	26.20	24.89	26.11	25.05
October	26.20	23.30	25.01	23.93
September	24.28	22.73	23.97	23.10
August	24.41	22.80	23.08	23.95
July	23.55	21.31	23.52	23.00
June	25.79	22.39	22.88	24.85
May	24.50	21.92	24.34	21.99
April	23.99	21.00	21.79	21.83
March	23.60	19.01	21.95	20.43
February	22.81	20.42	20.82	21.55
January	22.99	20.79	21.80	22.12
2008 Monthly Stock Price Data for GCC

Date	High	Low	Close	Open
December	23.95	19.51	21.92	21.49
November	24.3	18.94	21.78	22.78
October	27.9	18.71	22.7	27.67
September	30.84	26.04	27.62	30.77
August	33.9	28.5	31.71	33.33
July	37.99	30.26	33.75	36.83
June	37.52	33.33	36.88	34.16
May	34.82	28	33.74	33.22
April	35.78	31.67	33.53	32.4
March	37	30.55	32.34	35.99
February	35.85	31.5	35.35	31.94
January	31.9	30.45	31.7	30.45
Holders
As of December 31, 2009, the Fund had 8,750,000 of its Limited Shares outstanding.
As of December 31, 2008, the Fund had 800,000 of its Limited Shares outstanding.
Distributions
There were no distributions during 2009, 2008, or 2007.
Sales and Redemptions
(a) There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.
(b) The Fund filed with the SEC a Registration Statement on Form S-1 (Registration No.: 333-138424), which was declared effective on December 5, 2007 (the “2007 Registration Statement”), and a Post-Effective Amendment 1 to that Registrant’s Registration Statement which was declared effective on April 14, 2009. Under the 2007 Registration Statement, the Fund registered 4,000,000 Shares with the SEC.

The Fund filed a second Registration Statement on Form S-1 (Registration No.: 333-158421), which was declared effective on April 24, 2009 (the “2009 Registration Statement”). Under the 2009 Registration Statement, the Fund registered an additional 21,000,000 Shares with the SEC.
The Shares began trading the American Stock Exchange on January 24, 2008 and are now traded on the NYSE Arca as of November 25, 2008.
The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.
During the year ended December 31, 2009, 11,000,000 Shares were created for $260,518,098 and 3,050,000 Shares were redeemed for $74,556,681. For the three months ended December 31, 2009, 2,450,000 Shares were created for $63,002,500 and 2,050,000 Shares were redeemed for $52,322,500. On December 31, 2009, 8,750,000 Shares of the Fund were outstanding for a market capitalization of $230,300,000.
During the Year Ended December 31, 2008, 1,550,000 Shares were created for $49,787,546 and 750,000 Shares were redeemed for $25,248,052. For the three months ended December 31, 2008, 100,000 Shares were created for $2,119,500 and 50,000 Shares were redeemed for $1,273,500. On December 31, 2008, 800,000 Shares of the Fund were outstanding for a market capitalization of $17,536,000.
The Fund commenced investment operations on January 23, 2008. Prior to that date there were no sales or redemptions.
Dividends
The Fund has not made and does not intend to make cash distributions to its unitholders.
ITEM 6. SELECTED FINANCIAL DATA

	Year Ended	Period Ended
	December 31, 2009	December 31, 2008(i)
Total assets	$229,623,343	$17,550,900
Net realized and unrealized gain (loss) on futures transactions and investments, inclusive of commissions	$27,112,878	$(7,095,792)
Net income (loss)	$25,933,097	$(7,001,170)
Cash held by broker	$97,250,587	$13,331,630
Total assets per share	$26.24	$21.94
Cash and cash equivalents per share at end of year/period	$11.11	$16.66

(i)	The Fund commenced investment operations on January 23, 2008; therefore there were no items of income or expense for the year ended December 31, 2007 and there were no assets in the Fund as of December 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The Fund has based the forward-looking statements included in this annual report on Form 10-K on information available to it as close to the filing date of this annual report on Form 10-K as reasonably practicable, and the Fund assumes no obligation to update any such forward-looking statements except as required by the federal securities laws. Investors are advised to review any additional disclosures that the Fund may make directly to them or through reports that the Fund in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.
Overview / Introduction
The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Thomson Reuters Continuous Commodity Index Total Return (the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in a equal weight portfolio of commodity futures.
The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts on the commodities comprising the Index (the “Index Commodities”). The Index Commodities are wheat, corn, soybeans, live cattle, lean hogs, gold, silver, platinum, copper, cotton, coffee, cocoa, orange juice, sugar, crude oil, heating oil, and natural gas.
The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are in equal weight proportion to the Index Commodities or 1/17 weighting per index commodity rebalanced daily. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The sponsor of the Index is Thompson Reuters (the “Index Sponsor”). Thomson Reuters is not an affiliate of the Fund, the Master Fund or the Managing Owner.
Under the Trust Agreements of each of the Fund and the Master Fund, CSC Trust, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.
The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund, the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.
The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Master Fund’s portfolio. The market price of the Shares may not be identical to the net asset value per Share, but these two valuations are expected to be very close.
The ticker symbol of the Fund is GCC.
Management’s Discussion of Results of Operations
Results of Operations. As of December 31, 2009, the net unrealized gain on Futures Contracts owned or held on that day was $12,380,231 and the Fund had total assets of $229,623,343. The ending per unit NAV on December 31, 2009 was $26.22.
As of December 31, 2008, the net unrealized loss on Futures Contracts owned or held on that day was $1,880,290 and the Fund had total assets of $17,550,900. The ending per unit NAV on December 31, 2008 was $21.92.
The Fund commenced investment operations on January 23, 2008 accordingly there were no prior investment transactions.

Portfolio Expenses. The Fund’s expenses consist of investment management fees, and brokerage fees. The Fund pays the Managing Owner a management fee of 0.85% of NAV on its net assets.
The Fund pays for all brokerage fees. The Managing Owner pays for all taxes and other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. Since inception, the Fund incurred $0 in ongoing registration fees and other offering expenses. The Managing Owner is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the Managing Owner who are also its audit committee members.
The Fund also incurs commissions to brokers for the purchase and sale of Futures Contracts and Treasuries. During 2009, total commissions and fees paid amounted to $287,584. During 2008 total commissions and fees paid amounted to $54,945. The Managing Owner has estimated its annual level of such commissions to be approximately 0.24% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in the future.
Interest Income. Unlike some alternative investment funds, the Fund does not borrow money in order to obtain leverage, so the Fund does not incur any interest expense. Rather, the Fund’s margin deposits are maintained in Treasuries and short term investments and interest is earned on the Fund’s available assets. The Fund earned total interest income for the calendar year of $126,329 and $338,455 for the years ended December 31, 2009 and 2008, respectively.

Performance Summary

	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500.00	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,082.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623.00	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,674.50	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,188.50	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,841.50	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,185.50	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,582.50	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387.00	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134.00	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,101.50	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096.00	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090.00	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,543.50	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,586.50	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,584.50	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,210.50	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,136.50	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000.00	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,159.50	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,694.50	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247.00	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,804.50	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311.00	0.50%	9.75%	19.62%	-12.60%
Comparison of the CCI-TR Index and the Greenhaven Continuous Commodity Fund Net Asset Value (“GCC NAV”) for the Years Ended December 31, 2009 and 2008 and For the Three Months Ended December 31, 2009 and 2008

CCI-TR Index and GCC NAV Indexed to 100 for the Year Ended December 31, 2008
140
120
100
80
60
40
20
0
1/23/2008
2/23/2008
3/23/2008
4/23/2008
5/23/2008
6/23/2008
7/23/2008
8/23/2008
9/23/2008
10/23/2008
11/23/2008
12/23/2008
GCC Net Asset Value
CCI-TR

CCI-TR Index and GCC NAV Indexed to 100 for the Three Months Ended December 31, 2009
115
110
105
100
95
90
9/30/2009
10/7/2009
10/14/2009
10/21/2009
10/28/2009
11/4/2009
11/11/2009
11/18/2009
11/25/2009
12/2/2009
12/9/2009
12/16/2009
12/23/2009
12/30/2009
GCC Net Asset Value
CCI-TR

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index — Total Return, or the Index, over time. The Fund’s Net Asset Value outperformed the Index by 2.82% and 1.94% net of fees for the years ended December, 31 2009 and 2008, respectively. The Fund’s Net Asset Value outperformed the Index by .97% and .43% for the three months ended December 31, 2009 and 2008, respectively.
On March 26, 2009, the Fund issued 1,000,000 shares bringing the total number of shares outstanding to 3,950,050. At that time the Fund had 4,000,000 shares publicly registered. As a result, the Managing Owner ceased issuance of 50,000 share creation units until the Fund could register additional shares for issuance with the appropriate regulatory bodies.
An additional 21,000,000 shares were publicly registered on May 14, 2009. As of December 31, 2009, the Fund had 8,750,000 Limited Shares outstanding.
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
Critical Accounting Policies and Estimates
Critical accounting policies for the Fund and Master Fund are as follows:
Preparation of the financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires the application of appropriate accounting rules and guidance, as well as the use of estimates, and requires the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expense and related disclosure of contingent assets and liabilities during the reporting period of the consolidated financial statements and accompanying notes. Both the Fund and the Master Fund apply these policies that involve judgments and actual results may differ from the estimates used.

The Master Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses. The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. FASB fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
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
Asset Valuation
The Fund records its futures contracts and United States Treasury Obligations on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses.
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
In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements” (“ASC 820”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4 within the financial statements in Item 8 for further information regarding this accounting policy.
Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.
Interest income on United States Treasury Obligations is recognized on an accrual basis when earned.
Market Risk
See section 1A — Risk Factors and Section 7A — Quantitative and Qualitative Disclosures About Market Risk for a complete discussion of market risk.

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
Liquidity
The Exchange May Halt Trading in the Shares Which Would Adversely Impact Your Ability to Sell Shares.
Trading in Shares may be halted due to market conditions or, in light of NYSE rules and procedures, for reasons that, in the view of the NYSE, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline in the equity markets. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are de-listed.
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

Off-Balance Sheet Risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are standardized commodity futures contracts traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities”. As of the balance sheet date, therefore, the Fund has no unrecorded liabilities relating to futures contracts. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.
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
Accordingly, tabular presentations of Market Risk or Sensitivity or Value-at-Risk analyses thereof are not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Shareholders of
GreenHaven Continuous Commodity Index Fund:
We have audited the accompanying consolidated statements of financial condition of GreenHaven Continuous Commodity Index Fund (the Fund) as of December 31, 2009 and 2008, the consolidated schedule of investments as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenhaven Continuous Commodity Index Fund’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Atlanta, Georgia
March 15, 2010

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
December 31, 2009 and 2008

	2009	2008
Assets
Equity in broker trading accounts:
Short-term investments (cost $119,990,308 and $4,998,396 as of 2009 and 2008, respectively)	$119,992,525	$4,999,865
Cash held by broker	97,250,587	13,331,630
Net unrealized appreciation (depreciation) on futures contracts	12,380,231	(1,880,290)

Total equity in broker trading accounts	229,623,343	16,451,205
Capital shares receivable	—	1,096,170
Other assets and prepaid fee to broker	—	3,525

Total assets	$229,623,343	$17,550,900

Liabilities and shareholders’ equity
Management fee payable to related party	$149,819	$11,076
Broker fee payable	39,186	—

Total liabilities	189,005	11,076

Shareholders’ equity
General Units:
Paid in capital — 50 units issued	1,500	1,500
Retained earnings (deficit)	(189)	(404)

Total General Units	1,311	1,096

Limited Units:
Paid in capital — 8,750,000 and 800,000 redeemable units issued and outstanding as of 2009 and 2008, respectively	210,500,911	24,539,494
Retained earnings (deficit)	18,932,116	(7,000,766)

Total Limited Units	229,433,027	17,538,728

Total shareholders’ equity	229,434,338	17,539,824

Total liabilities and shareholders’ equity	$229,623,343	$17,550,900

Net asset value per share
General Units	$26.22	$21.92
Limited Units	$26.22	$21.92
See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2009

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.01% due January 21, 2010	23.97%	$54,999,285	$55,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	28.33	64,993,240	65,000,000

Total United States Treasury Obligations (cost $119,990,308)	52.30%	$119,992,525	$120,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (136 contracts, settlement date March 16, 2010)	0.07%	$161,180	$4,473,040
Cocoa (137 contracts, settlement date May 13, 2010)	0.08	182,110	4,534,700
Cocoa (137 contracts, settlement date July 15, 2010)	0.07	154,330	4,530,590
Coffee (87 contracts, settlement date March 19, 2010)	(0.02)	(54,712)	4,435,369
Coffee (87 contracts, settlement date May 18, 2010)	(0.02)	(44,550)	4,489,200
Coffee (87 contracts, settlement date July 20, 2010)	(0.00) *	5,700	4,536,506
Copper (54 contracts, settlement date March 29, 2010)	0.24	548,875	4,517,775
Copper (54 contracts, settlement date May 26, 2010)	0.25	581,925	4,536,675
Copper (53 contracts, settlement date July 28, 2010)	0.20	449,350	4,465,912
Corn (212 contracts, settlement date March 12, 2010)	0.21	486,987	4,393,700
Corn (212 contracts, settlement date May 14, 2010)	0.22	503,862	4,497,050
Corn (212 contracts, settlement date July 14, 2010)	0.04	97,962	4,589,800
Cotton (118 contracts, settlement date March 09, 2010)	0.21	491,955	4,460,400
Cotton (117 contracts, settlement date May 06, 2010)	0.21	479,775	4,480,515
Cotton (118 contracts, settlement date July 08, 2010)	0.07	163,925	4,541,820
Florida Orange Juice (233 contracts, settlement date March 11, 2010)	0.13	292,253	4,510,298
Florida Orange Juice (236 contracts, settlement date May 10, 2010)	0.29	673,343	4,699,350
Florida Orange Juice (208 contracts, settlement date July 12, 2010)	0.10	220,958	4,235,400
Gold (41 contracts, settlement date February 24, 2010)	0.11	247,040	4,494,420
Gold (41 contracts, settlement date April 28, 2010)	0.12	285,440	4,500,160
Gold (41 contracts, settlement date June 28, 2010)	(0.03)	(73,280)	4,505,080
Heating Oil (31 contracts, settlement date January 29, 2010)	0.08	171,121	2,754,511
Heating Oil (30 contracts, settlement date February 26, 2010)	0.07	167,378	2,673,594
Heating Oil (30 contracts, settlement date March 31, 2010)	0.07	174,531	2,679,138
Heating Oil (30 contracts, settlement date April 30, 2010)	0.03	79,624	2,686,194
Heating Oil (30 contracts, settlement date May 28, 2010)	0.03	76,679	2,694,132
Lean Hogs (117 contracts, settlement date February 12, 2010)	0.12	279,190	3,070,080
Lean Hogs (117 contracts, settlement date April 15, 2010)	0.10	236,150	3,270,150
Lean Hogs (116 contracts, settlement date June 14, 2010)	0.03	81,640	3,585,560
Lean Hogs (117 contracts, settlement date July 15, 2010)	0.02	42,930	3,561,480
Light, Sweet Crude Oil (34 contracts, settlement date January 20, 2010)	0.07	165,770	2,698,240
Light, Sweet Crude Oil (34 contracts, settlement date February 22, 2010)	0.07	163,510	2,720,680
Light, Sweet Crude Oil (33 contracts, settlement date March 22, 2010)	0.07	153,050	2,660,790
Light, Sweet Crude Oil (33 contracts, settlement date April 20, 2010)	0.02	35,750	2,676,630
Light, Sweet Crude Oil (33 contracts, settlement date May 20, 2010)	0.02	35,980	2,692,470
Live Cattle (128 contracts, settlement date February 26, 2010)	(0.00) *	(2,580)	4,412,160
Live Cattle (128 contracts, settlement date April 30, 2010)	0.03	62,390	4,597,760
Live Cattle (128 contracts, settlement date June 30, 2010)	0.07	153,590	4,491,520
Natural Gas (49 contracts, settlement date January 27, 2010)	0.04	103,110	2,730,280
Natural Gas (49 contracts, settlement date February 24, 2010)	0.03	71,960	2,710,680
Natural Gas (48 contracts, settlement date March 29, 2010)	0.03	66,120	2,642,400
Natural Gas (48 contracts, settlement date April 28, 2010)	0.11	249,020	2,661,600
Natural Gas (48 contracts, settlement date May 26, 2010)	0.11	240,580	2,695,200
Platinum (91 contracts, settlement date April 28, 2010)	0.24	545,890	6,693,050
Platinum (92 contracts, settlement date July 28, 2010)	0.17	385,155	6,785,000
Silver (53 contracts, settlement date March 29, 2010)	(0.01)	(24,685)	4,463,925
Silver (53 contracts, settlement date May 26, 2010)	0.02	55,010	4,469,490
Silver (54 contracts, settlement date July 28, 2010)	(0.06)	(130,355)	4,559,220
Soybean (85 contracts, settlement date March 12, 2010)	0.13	303,288	4,456,125
Soybean (85 contracts, settlement date May 14, 2010)	0.15	340,100	4,478,438
Soybean (86 contracts, settlement date July 14, 2010)	0.09	198,900	4,554,775
Sugar (160 contracts, settlement date February 26, 2010)	0.28	638,098	4,829,440
Sugar (161 contracts, settlement date April 30, 2010)	0.23	522,222	4,549,474
Sugar (161 contracts, settlement date June 30, 2010)	0.19	423,725	4,150,966
Wheat (162 contracts, settlement date March 12, 2010)	0.12	268,175	4,386,150
Wheat (162 contracts, settlement date May 14, 2010)	0.11	263,200	4,495,500
Wheat (162 contracts, settlement date July 14, 2010)	(0.03)	(70,413)	4,584,600

Net Unrealized Appreciation on Futures Contracts	5.40%	$12,380,231	$229,249,162

*	Denotes greater than (0.005)% yet less than 0.000%
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

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2009, 2008, and 2007(i)

	2009	2008
Income
Interest Income	$126,329	$338,455

Expenses
Management fee to related party	1,018,526	188,888
Brokerage commissions and fees	287,584	54,945

Total expenses	1,306,110	243,833

Net Investment Income (Loss)	(1,179,781)	94,622

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	397	2,725
Futures Contracts	12,851,212	(5,219,696)

Net Realized Gain (Loss)	12,851,609	(5,216,971)

Net Change in Unrealized Gain (Loss) on
Investments	748	1,469
Futures Contracts	14,260,521	(1,880,290)

Net Change in Unrealized Gain (Loss)	14,261,269	(1,878,821)

Net Realized and Unrealized Gain (Loss) on Investments and Future Contracts	27,112,878	(7,095,792)

Net Income (Loss)	$25,933,097	$(7,001,170)

(i)	There were no items of income or expense for the year ended December 31, 2007. The Fund commenced investment operations on January 23, 2008.
See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Consolidated Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2009

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Defecit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2009	50	$1,500	$(404)	$1,096	800,000	$24,539,494	$(7,000,766)	$17,538,728	$17,539,824
Sale of Units	—	—	—	—	11,000,000	260,518,098	—	260,518,098	260,518,098
Redemption of Limited Units	—	—	—	—	(3,050,000)	(74,556,681)	—	(74,556,681)	(74,556,681)
Net gain:
Net investment loss	—	—	(14)	(14)	—	—	(1,179,767)	(1,179,767)	(1,179,781)
Net realized gain (loss) on Investments and Futures Contracts	—	—	(2)	(2)	—	—	12,851,611	12,851,611	12,851,609
Net change in unrealized gain on Investments and Futures Contracts	—	—	231	231	—	—	14,261,038	14,261,038	14,261,269

Net gain	—	—	215	215	—	—	25,932,882	25,932,882	25,933,097

Balance at December 31, 2009	50	$1,500	$(189)	$1,311	8,750,000	$210,500,911	$18,932,116	$229,433,027	$229,434,338

See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Consolidated Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2008

	General Units					Limited Units				Total
					Total				Total
					General				Limited	Total
	General Units		Accumulated	Subscription	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Receivable	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 1, 2008	50	$1,500	$—	$(1,500)	$—	—	$—	$—	$—	$—
Collection of Subscription receivable				1,500	1,500
Sale of Units	—	—	—	—	—	1,550,000	49,787,546	—	49,787,546	49,787,546
Redemption of Limited Units	—	—	—	—	—	(750,000)	(25,248,052)	—	(25,248,052)	(25,248,052)
Net loss:
Net investment income	—	—	6	—	6	—	—	94,616	94,616	94,622
Net realized loss on Investments and Futures Contracts	—	—	(359)	—	(359)	—	—	(5,216,612)	(5,216,612)	(5,216,971)
Net change in unrealized loss on Investments and Futures Contracts	—	—	(51)	—	(51)	—	—	(1,878,770)	(1,878,770)	(1,878,821)

Net loss:	—	—	(404)	—	(404)	—	—	(7,000,766)	(7,000,766)	(7,001,170)

Balance at December 31, 2008	50	$1,500	$(404)	$—	$1,096	800,000	$24,539,494	$(7,000,766)	$17,538,728	$17,539,824

See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Consolidated Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2007

	General Units					Limited Units				Total
					Total				Total
					General				Limited	Total
	General Units		Accumulated	Subscription	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Earnings	Receivable	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2007	50	$1,500	$—	$(1,500)	$—	$—	$—	$—	$—	$—
Activity for 2007	—	—	—	—	—	—	—	—	—	—

Balance at December 31, 2007	50	$1,500		$(1,500)	$—	$—	$—	$—	$—	$—

See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2009, 2008, and 2007(i)

	2009	2008
Cash flow from operating activities:
Net Gain/Loss	$25,933,097	$(7,001,170)
Adjustments to reconcile net gain to net cash used for operating activities:
Purchase of investment securities	(604,867,964)	(101,741,449)
Proceeds from sale of investment securities	489,996,097	97,065,528
Net accretion of discount and amortization of premium	(119,648)	(319,750)
Net realized gain on investment securities	(397)	(2,725)
Unrealized (appreciation) depreciation on investments	(14,261,269)	1,878,821
(Increase) decrease in capital shares receivable and other assets	1,099,695	(1,099,695)
Increase in accrued expenses	177,929	11,076

Net cash used for operating activities	(102,042,460)	(11,209,364)

Cash flows from financing activities:
Collection of subscription receivable	—	1,500
Proceeds from sale of Limited Units	260,518,098	49,787,546
Redemption of Limited Units	(74,556,681)	(25,248,052)

Net cash provided by financing activities	185,961,417	24,540,994

Net change in cash	83,918,957	13,331,630
Cash held by broker at beginning of period	13,331,630	—

Cash held by broker at end of period	$97,250,587	$13,331,630

(i)	There were no cash transactions or any activities affecting cash for the year ended December 31, 2007. The Fund commenced investment operations on January 23, 2008.
See accompanying notes to consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Notes to Consolidated Financial Statements
Years Ended December 31, 2009, 2008, and 2007
(1) Organization
The GreenHaven Continuous Commodity Index Fund (the “Fund”) was formed as a Delaware statutory trust on October 27, 2006, and GreenHaven Continuous Commodity Master Index Fund (the “Master Fund”), was formed as a Delaware statutory trust on October 27, 2006. The Fund offers common units of beneficial interest (the “Shares”). Upon inception of the Fund, 50 General Units of the Fund were issued to GreenHaven Commodity Services, LLC (the “Managing Owner”) in exchange for a capital contribution of $1,500. The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner.
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
The Fund and Master Fund registration statement for the issuance of 4,000,000 Shares went effective on December 5, 2007. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (the AMEX) on January 24, 2008. On November 24, 2008 the Fund de-listed from the AMEX and on November 25, 2008 the Fund listed on NYSE Arca. On May 14, 2009 the Fund registered an additional 21,000,000 units. Prior to January 23, 2008, the only activity in the Fund was the subscription in 2006 by the Managing Owner for the General Units and the related payment for them in January 2008. Accordingly, Statements of Income and Expenses and Cash Flows are inapplicable for the year ended December 31, 2007.
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
The Managing Owner, the Fund and the Master Fund retains the services of third party service providers to operate the ongoing operations of the Fund and the Master Fund. (See Note (2)).
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
(d) “The Commodity Broker” — Morgan Stanley & Co. Incorporated (“MS&Co.”) is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. MS&Co. is based in New York, New York.
(e) “The Distributor” — The Managing Owner, on behalf of the Fund and the Master Fund, has appointed ALPS Distributors, Inc., or the Distributor, to assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. The Distributor retains all marketing materials and Basket creation and redemption books and records at c/o ALPS Distributors, Inc., 1290 Broadway, Suite 1100, Denver, CO 80203; Telephone number (303) 623-2577. Investors may contact the Distributor toll-free in the U.S. at (800) 320-2577. The Fund has entered into a Distribution Services Agreement with the Distributor.
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
(3) Summary of Significant Accounting Policies
(a) Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.
(b) Cash Held by Broker
The Fund defines cash held by broker to be highly liquid investments, with original maturities of three months or less when acquired. MS&Co. allows the Fund to apply its Treasury Bill portfolio towards its initial margin requirement for the Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and Treasury bill positions are held in segregated accounts at MS&Co and are not insured by the Federal Deposit Insurance Corporation.

(c) United States Treasury Obligations
The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s commodity brokers as margin and for trading and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.
(d) Income Taxes
The Fund accounts for uncertainty in income taxes pursuant to the applicable accounting standard, which provides measurement, presentation and disclosure guidance related to uncertain tax positions. The guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this topic, the Fund must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Fund’s reassessment of its tax positions did not have a material impact on the Fund’s financial condition, results of operations or liquidity.
The Fund and Master Fund are classified as a grantor trust and a partnership respectively, for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund is subject to U.S. federal, state, or local income taxes. Accordingly, no provision for federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.
(e) Futures Contracts
The Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the consolidated statement of financial condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accord with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (see Note 4 — Fair Value Measurements)
However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.
(f) Basis of Presentation and Consolidation
Upon the initial offering of the limited shares of the Fund, 100% of the capital raised by the Fund was used to purchase common units of beneficial interest of the Master Fund. The financial statement balances of the Master Fund were consolidated with the Fund’s financial statement balances beginning with the first reporting period subsequent to the initial offering, and all significant inter-company balances and transactions were eliminated.
(g) Recently Issued Accounting Pronouncements
The FASB has issued additional disclosure guidance, clarifying existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Fund is evaluating the impact this new guidance will have on its financial statements.

(h) Recently Adopted Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting requirements, which made the FASB Accounting Standards Codification (“Codification”) the single source of authoritative literature for U.S. accounting and reporting standards. The Codification is not meant to change existing GAAP but rather provide a single source for all literature. The Fund adopted the standard during the quarter ended September 30, 2009, which required changing certain disclosures in the financial statements to reflect Codification or “Plain English” references rather than references to FASB Statements, Staff Positions or Emerging Issues Task Force Abstracts. The adoption of this requirement is reflected in certain disclosures in the financial statements but did not have an impact on the Fund’s financial position, results of operations, or cash flows.
Effective January 1, 2009, the Fund adopted a new accounting standard that requires enhanced disclosures about the Fund’s derivative instruments and hedging activities. The new disclosures required by this standard are reflected in Note 5.
During the quarter ended June 30, 2009, the Fund adopted a new accounting standard which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued The Fund has added disclosure in this Note 12 regarding which subsequent events have been evaluated.
The FASB has issued guidance allowing entities determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The guidance was effective for interim and annual periods beginning after August 27, 2009 and applied to all fair value measurements of liabilities. This accounting standards update did not have a material impact on the Fund’s financial statements.
(4) Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 defines fair value, establishes framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Fund adopted ASC 820 when investment operations commenced on January 23, 2008. The Fund believes that all of the measurements of operations are recurring measurements. The assets of the Fund are either exchange-traded or government securities that have widely disseminated market prices.
Additional guidance in applying this standard became effective for the Company for the second fiscal quarter of 2009. This guidance relates to valuations when the volume of relevant transactions has decreased or when transactions have become “not orderly.” The Fund believes that there have been no circumstances to date in which application of this guidance has had an impact on the Fund’s financial statements.
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
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. A summary of the Fund’s assets and liabilities at fair value as of December 31, 2009, classified according to the levels used to value them, are as follows:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
U.S. Treasuries	$—	$119,992,525	$—	$119,992,525
Futures Contracts	12,380,231	—	—	12,380,231

Total	$12,380,231	$119,992,525	$—	$132,372,756

Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Liabilities	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
Futures Contracts	$—	$—	$—	$—

Total	$—	$—	$—	$—

A summary of the Fund’s assets and liabilities at fair value as of December 31, 2008, classified according to the levels used to value them, are as follows:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
U.S. Treasuries	$—	$4,999,865	$—	$4,999,865
Futures Contracts	(1,880,290)	—	—	(1,880,290)

Total	$(1,880,290)	$4,999,865	$—	$3,119,575

Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Liabilities	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
Futures Contracts	$—	$—	$—	$—

Total	$—	$—	$—	$—

(5) Derivative Instruments and Hedging Activities
The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of December 31, 2009, the Funds were invested in futures contracts.
At December 31, 2009, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives*	Net Derivatives*
Futures Contracts	$12,380,231	$—	$12,380,231

*	Fair values of derivative instruments include variation margin receivable for futures contracts.

The following is a summary of the realized and unrealized gains of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2009:

	Realized Gain on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$12,851,212	$14,260,521
At December 31, 2008, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives*	Net Derivatives*
Futures Contracts	$(1,880,290)	$—	$(1,880,290)

*	Fair values of derivative instruments include variation margin receivable/payable for futures contracts.
The following is a summary of the realized and unrealized losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2008:

	Realized Loss on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$(5,219,696)	$(1,880,290)
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
By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption distribution, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the redemption order.
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

(8) Operating Expenses
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fee incurred for the years ended December 31, 2009 and 2008 was $1,018,526 and $188,888, respectively. The management fee was charged to the Fund and paid to the Managing Owner. The Fund did not commence investment operations until January 23, 2008 so there were no management fees incurred for the year ended December 31, 2007.
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
(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the years ended December 31, 2009 and 2008 were $287,584 and $54,945, respectively. The Fund did not commence investment operations until January 23, 2008 so there were no brokerage commissions or fees incurred for the year ended December 31, 2007. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to 0.02% of the net asset value of the Master Fund.
(d) Extraordinary Fees and Expenses
The Master Fund will pay all the extraordinary fees and expenses, if any, of the Fund and the Master Fund. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. There have been no extraordinary fees and expenses since the Fund commenced investment operations on January 23, 2008.
(e) Routine Operational, Administrative and Other Ordinary Expenses
During the Continuous Offering Period the Managing Owner pays all of the routine operational, administrative and other ordinary expenses of the Index Fund and the Master Fund, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, legal fees and expenses, tax preparation expenses, filing fees, fees in connection with fund administration, and printing, mailing and duplication costs.

(9) Termination
The term of the Fund is perpetual, unless terminated in certain circumstances as set forth below.
The Fund will dissolve at any time upon the happening of any of the following events:
(i)	The filing of a certificate of dissolution or revocation of the Managing Owner’s charter (and the expiration of ninety (90) days after the date of notice to the Managing Owner of revocation without a reinstatement of its charter) or upon the withdrawal, removal, adjudication or admission of bankruptcy or insolvency of the Managing Owner, or an event of withdrawal unless (i) at the time there is at least one remaining Managing Owner and that remaining Managing Owner carries on the business of the Fund or (ii) within ninety (90) days of such event of withdrawal all the remaining Shareholders agree in writing to continue the business of the Fund and to select, effective as of the date of such event, one or more successor Managing Owners. If the Fund is terminated as the result of an event of withdrawal and a failure of all remaining Shareholders to continue the business of the Fund and to appoint a successor Managing Owner as provided above within one hundred and twenty (120) days of such event of withdrawal, Shareholders holding Shares representing at least seventy-five percent (75%) of the net asset value (not including Shares held by the Managing Owner and its affiliates) may elect to continue the business of the Fund by forming a new statutory trust, or reconstituted trust, on the same terms and provisions as set forth in the Trust Declaration. Any such election must also provide for the election of a Managing Owner to the reconstituted trust. If such an election is made, all Shareholders of the Fund shall be bound thereby and continue as Shareholders of the reconstituted trust.
(ii)	The occurrence of any event which would make unlawful the continued existence of the Fund.
(iii)	In the event of the suspension, revocation or termination of the Managing Owner’s registration as a commodity pool operator, or membership as a commodity pool operator with the NFA (if, in either case, such registration is required at such time unless at the time there is at least one remaining Managing Owner whose registration or membership has not been suspended, revoked or terminated).
(iv)	The Fund becomes insolvent or bankrupt.
(v)	The Shareholders holding Shares representing at least seventy-five percent (75%) of the Net Asset Value (which excludes the Shares of the Managing Owner) vote to dissolve the Fund, notice of which is sent to the Managing Owner not less than ninety (90) Business Days prior to the effective date of termination.
(vi)	The determination of the Managing Owner that the aggregate net assets of the Fund in relation to the operating expenses of the Fund make it unreasonable or imprudent to continue the business of the Fund.
(vii)	The Fund becoming required to be registered as an investment company under the Investment Company Act of 1940.
DTC is unable or unwilling to continue to perform its functions, and a comparable replacement is unavailable.
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

(11) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the periods ended December 31, 2009 and December 31, 2008. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008 (iii)
Net Asset Value
Net asset value per Limited Share, beginning of period	$21.92	$30.00

Net realized and unrealized gain (loss) from investments and futures contracts	4.53	(8.20)
Net investment income (loss)	(0.23)	0.12

Net increase (decrease) in net assets from operations	4.30	(8.08)

Net asset value per Limited Share, end of period	26.22	21.92

Market value per Limted Share, beginning of period	21.92	30.00

Market value per Limted Share, end of period	$26.32	$21.92

Ratio to average net assets (i)
Net investment income (loss)	(0.98)%	0.43%
Total expenses	1.08%	1.10%

Total Return, at net asset value (ii)	19.62%	(26.90	)% (iv)

Total Return, at market value (ii)	20.07%	(26.90	)% (iv)

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

(iii)	Reflects operating results since January 23, 2008, the date of commencement of investment operations.

(iv)	Percentages are calculated for the period January 23, 2008 to December 31, 2008 based on initial offering price upon commencement of investment operations of $30.00.
(12) Subsequent Events
For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the end of its fiscal year, December 31, 2009 and when the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure controls and procedures
Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(f)) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures with respect to the Fund were effective as of the end of the period covered by this annual report.
Internal control over financial reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to the Fund’s management and its board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
We assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective.
Grant Thornton LLP, the independent registered public accounting firm that audited the Fund’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Fund’s internal control over financial reporting, which appears on page 70 of this Annual Report on Form 10-K.
Management evaluated whether there was a change in the Fund’s internal control over financial reporting during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Shareholders of
GreenHaven Continuous Commodity Index Fund:
We have audited GreenHaven Continuous Commodity Index Fund’s internal control over financial reporting as of December 31 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GreenHaven Continuous Commodity Index Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on GreenHaven Continuous Commodity Index Fund’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, GreenHaven Continuous Commodity Index Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition, including the consolidated schedule of investments, of GreenHaven Continuous Commodity Index Fund as of December 31, 2009 and 2008, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the three-years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Atlanta, Georgia
March 15, 2010
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of directors and executive officers of the Managing Owner are as follows:

Name	Age	Position
Ashmead Pringle	64	Chief Executive Officer and Member of the Board of Directors
Thomas Fernandes	36	Chief Financial Officer and Member of the Board of Directors
Michael Loungo	38	Independent Director, Audit Committee Member
Marcus Bensman	36	Independent Director, Audit Committee Member
Edward O’Neiil	59	Independent Director, Audit Committee Member
Ashmead Pringle and Mr. Thomas Fernandes serve as executive officers of the Managing Owner. Mr. Michael Loungo is the Audit Committee Chair. The Fund has no executive officers. Its affairs are generally managed by the Managing Owner. The following individuals serve as Management & Directors of the Managing Owner.
Principals and Key Employees. Ashmead Pringle and Thomas Fernandes serve as the chief decision makers of the Managing Owner.
Ashmead Pringle, 63, President
Mr. Pringle founded the Managing Owner and has served as the President since October of 2006. Since 1984, Mr. Pringle founded and has acted as the President of Grain Service Corporation (GSC), a commodity research and trading company. Mr. Pringle has conducted hundreds of seminars on hedging, risk management, and basis trading in energy and agriculture, and is a recognized expert in commodity risk management. Mr. Pringle became a registered Associated Person and listed Principal of the Managing Owner on November 15, 2006. He became a listed Principal of GreenHaven, LLC on November 15, 2006 and a registered Associated Person of GreenHaven, LLC on September 18, 2006. GreenHaven LLC is a Georgia LLC, registered as a CTA on September 14, 2006, which focuses on the development of private and public commodity investments. He became a listed Principal of Grain Service Corporation, Inc. on June 12, 1985 and a registered Associated Person of Grain Service Corporation, Inc. on October 31, 1985.
Thomas Fernandes, 35, Treasurer and Manager of Operations
Mr. Fernandes is the Chief Operations Officer of the Managing Owner and has held that position since October of 2006. From May 2005 to October 2006, Mr. Fernandes has worked as a commodity derivatives expert at GSC. Prior to joining GSC, Mr. Fernandes worked as an analyst at West Broadway Partners, an investment partnership, from March 2002 to April 2005. From March 2000 to March 2002, Mr. Fernandes was employed as a trader at Fleet Bank of Boston. Mr. Fernandes became a registered Associated Person and listed Principal of the Managing Owner on October 26, 2006. He became a listed Principal of GreenHaven, LLC on August 29, 2006 and an Associated Person of GreenHaven, LLC on September 14, 2006. He became an Associated Person of Grain Service Corporation, Inc. on June 8, 2005.
Cooper Anderson, 30, Trader
Mr. Anderson is a trader for the Managing Owner and is responsible for daily futures trading, cash flow management, treasury portfolio management, and quantitative analysis for the GreenHaven Continuous Commodity Index Fund. Prior to joining GreenHaven LLC, in April of 2007, Mr. Anderson worked from December of 2002 until March of 2006 as an analyst in Institutional Equity Sales and Trading for Credit Suisse Securities USA LLC, a securities broker dealer and investment bank based in Zurich, Switzerland. Mr. Anderson’s duties at Credit Suisse Securities USA LLC served as a brokerage sales person covering the major financial institutions in the Southeastern US and Caribbean. He has passed the Level 3 CFA® exam and has a B.B.A. in Finance from the University of Georgia. Mr. Anderson became a registered Associated Person on May 29, 2007 with GreenHaven LLC and registered Associated Person and as listed Principal of the Managing Owner on November 30, 2009.

Scott Glasing, 47, Trader
Mr. Glasing is a trader for the Managing Owner and is responsible for daily futures trading. Mr. Glasing has held this position since November of 2006. Mr. Glasing has an expertise, concentrated in trading, back office operations and compliance. A native of Chicago, he has interest in finance, economics and hedging. Mr. Glasing has worked for Grain Service Corporation, Inc. since 1998. Mr. Glasing became a registered Associated Person on November 15, 2006 and listed Principal of the Managing Owner on November 30, 2009. He became a registered Associated Person of GreenHaven, LLC on September 14, 2006. He became an Associated Person of Grain Service Corporation, Inc. on February 9, 1998 and was listed as a principal of Grain Service Corporation, Inc. on March 26, 1998.
None of Mr. Pringle, Mr. Fernandes, Mr. Anderson, or Mr. Glasing receives a salary directly from the Master Fund or the Fund as a result of serving in any capacity. However, a portion the Management Fee that is received for the services provided by the Managing Owner may be used for payment of compensation to such individuals.
The following individuals serve as Independent Directors of the Managing Owner.
Michael Loungo has been an Independent Director of the Managing Owner since January 2, 2008 and, as such, serves on the board of directors of the Managing Owner, which acts on behalf of the Fund. Mr. Loungo is an analyst for Liberum Capital Limited, a London-based investment banking firm. Mr. Loungo was formerly a portfolio manager for TQA Investors LLC, and senior research analyst at West Broadway Partners. Prior to West Broadway Partners, he was a Manager for PricewaterhouseCoopers in New York, Philadelphia, and several of PricewaterhouseCooper’s Latin American offices. Michael is a graduate of the University of Notre Dame, earned his CPA qualification, and holds a Spanish Language degree from the Ministry of Education and Science of Spain.
Marcus Bensman has been an Independent Director of the Managing Owner since January 2, 2008. Mr. Bensman has a background working on quarterly and annual budgets and financial statement reporting, and is currently serving as the Chief Financial Officer for a private corporation, and in the past as a financial director for two successful public companies. He is familiar with compliance, GAAP, Sarbanes and the issues associated with public accounting. Marc’s currently works for Phytest, Inc. where he has recently been hired as the Chief Financial Officer. Prior to joining Phytest, Marc worked for McKesson Corporation (NYSE: MCK) serving as the company’s Financial Director for the Revenue Cycle Management division overseeing total revenues of approximately $400 million dollars annually. Marc is a graduate of the University of New York at Buffalo, with a degree in managerial finance.
Edward O’Neil has been an Independent Director of the Managing Owner since January 2, 2008. Mr. O’Neil currently is a principal of Riverview Capital, LLC, a boutique investment banking and private equity company. Prior to joining Riverview Capital, LLC, Mr. O’Neil spent twenty-five years with Salomon Brothers and Prudential Securities, Inc. His duties included oversight of all capital commitments and trading decisions in the Preferred Stock markets, structuring new products and coordinating all investment banking activities within the preferred stock arena. Mr. O’Neil is a graduate of the U.S. Naval Academy and has an MBA from the Wharton Business School of the University of Pennsylvania.
Audit Committee
The Managing Owner has an audit committee which is made up of the three independent directors, Michael Loungo, Marcus Bensman, and Edward O’Neil. Mr. Loungo is the Chair of the Audit Committee. The audit committee is governed by an audit committee charter that is posted on the Fund’s website. The Board has not made a determination as to whether any of the members of the audit committee may be considered to be an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K. However, the Board believes that Messrs, Loungo, Bensman and O’Neil are able to read and understand financial statements and meet the financial sophistication requirements of the NYSE Arca and applicable FINRA rules as they relate to audit committees. As such, given the limited scope of the Fund’s activities and the qualifications and experience of all of the members of the audit committee, the board of directors does not believe it is necessary to designate a member of the audit committee as an “Audit Committee Financial Expert.”

As of December 31, 2009, none of either Mr. Pringle, Mr. Fernandes, Mr. Anderson, Mr. Glasing or any Director owned any Shares, and the Managing Owner owned fifty (50) Shares.
Other Committees
Since the individuals who perform work on behalf of the Managing Owner are not compensated by the Fund, but instead by the Managing Owner, the Fund does not have a compensation committee. Similarly, since the Directors noted above serve on the board of directors of the Managing Owner, there is no nominating committee of the board of directors that acts on behalf of the Fund.
Code of Ethics
The Fund has no officers or employees and is managed by GreenHaven Commodity Services LLC (the “Managing Owner”). The Managing Owner has adopted the code of ethics of ALPS, Inc (the “Distributor”), which applies to all of its directors. Ethics training and annual review applies to all officers of the Managing Owner. A copy of the Policy and Procedure Manual of the Managing Owner, which includes ethics training and review, can be obtained on the Managing Owner’s website: www.greenhavenfunds.com.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
The Fund has no employees, officers or directors and is managed by GreenHaven Commodity Services LLC. None of the directors or officers of GreenHaven Commodity Services LLC receive compensation from the Fund. GreenHaven Commodity Services LLC receives a monthly management fee of 1/12 of 0.85% (0.85% annually) of the average daily net assets of the Fund during the preceding month. During 2009, the Fund incurred management fees of $1,018,526 and brokerage commission expenses of $287,584. During 2008, the Fund incurred management fees of $188,888 and brokerage commission expenses of $54,945. Since the Fund commenced investment operations on January 23, 2008, the Fund did not incur any management fees or brokerage commission expenses during 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Limited Shares as of December 31, 2009, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class
General Shares	GreenHaven Commodity Services LLC	50 shares	100%
	c/o GreenHaven Commodity Services LLC
	3340 Peachtree Rd, Suite 1910
	Atlanta, GA 30326
The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The following table sets forth compensation earned during the year ended December 31, 2009, by the Directors of the Managing Owner.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation(1)		Total
Independent Directors
Michael Loungo	$3,375	NA	NA	NA	$ NA	$	NA	$3,375
Edward O’Neil	$1,875	NA	NA	NA	$ NA	$	NA	$1,875
Marcus Bensman	$1,875	NA	NA	NA	$ NA	$	NA	$1,875
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
The following table sets forth the fees for professional services rendered by Grant Thornton, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007
Audit Fees	$152,810	$130,218	$85,612
Audit-Related Fees
Tax Fees
All Other Fees

Total	$152,810	$130,218	$85,612

Approval of Independent Registered Public Accounting Firm Services and Fees
The Audit Committee of the Managing Owner approved 100% of the services provided by Grant Thornton to the Fund described above. The Audit Committee of the Managing Owner pre-approves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
See financial statements commencing on page 50 hereof.
(a)(2) Financial Statement Schedules
No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

EXHIBIT NO.	DESCRIPTION
4.1	Amended Declaration of Trust and Trust Agreement of the Registrant*

4.2	Amended Declaration of Trust and Trust Agreement of the Co-Registrant*

4.3	Form of Participant Agreement****

10.1	Form of Escrow Agreement***

10.2	Form of Global Custody Agreement***

10.3	Form of Administration Agreement***

10.4	Form of Transfer Agency and Service Agreement***

10.5	Form of Distribution Services Agreement**

10.6	Marketing Agreement with ALPS Distributors, Inc**.

10.7	License Agreement*

10.9	Addendum to License Agreement*****

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Prospectus filed by the registrant on April 15, 2009 as supplemented on January 12, 2010 pursuant to Rule 424(b)(3) of the Securities Act (File No.333-138424)

*	Previously filed as an exhibit to Form S-1 on November 3, 2006 and incorporated herein by reference.

**	Previously filed as an exhibit to Form 8-K on January 14, 2008 and incorporated herein by reference.

***	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1 on August 1, 2007 and incorporated herein by reference.

****	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1 on October 2, 2007 and incorporated herein by reference.

*****	Previously filed as an exhibit to Form 8-K on March 6, 2009 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle

		Name:	Ashmead Pringle
		Title:	Director and Chief Executive Officer

Dated: March 15, 2010	By:	/s/ Thomas J. Fernandes

		Name:	Thomas J. Fernandes
		Title:	Chief Operating Officer (principal financial officer)