Form 10-Q
period 2010-03-31
GreenHaven Continuous Commodity Index Fund
filed 2010-05-10
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding Limited Shares as of March 31, 2010: 9,550,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED MARCH 31, 2010

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
March 31, 2010 (unaudited) and December 31, 2009

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Equity in broker trading accounts:
Short-term investments (cost $214,964,941 and $119,990,308, respectively)	$214,961,815	$119,992,525
Cash held by broker	29,513,462	97,250,587
Net unrealized (depreciation) appreciation on futures contracts	(4,784,958)	12,380,231

Total assets	$239,690,319	$229,623,343

Liabilities and shareholders’ equity
Management fee payable to related party	$175,598	$149,819
Broker fee payable	106,634	39,186

Total liabilities	282,232	189,005

Shareholders’ equity
General Units:
Paid in capital — 50 units issued	1,500	1,500
Retained deficit	(247)	(189)

Total General Units	1,253	1,311

Limited Units:
Paid in capital — 9,550,000 and 8,750,000 redeemable units issued and outstanding, respectively	232,481,959	210,500,911
Retained earnings	6,924,875	18,932,116

Total Limited Units	239,406,834	229,433,027

Total shareholders’ equity	239,408,087	229,434,338

Total liabilities and shareholders’ equity	$239,690,319	$229,623,343

Net asset value per share

General Units	$25.07	$26.22

Limited Units	$25.07	$26.22
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
March 31, 2010

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.11% due April 08, 2010	39.68%	$94,998,195	$95,000,000
U.S. Treasury Bills, 0.16% due May 27, 2010	8.35	19,995,120	20,000,000
U.S. Treasury Bills, 0.16% due June 24, 2010	41.76	99,968,500	100,000,000

Total United States Treasury Obligations (cost $214,964,941)	89.79%	$214,961,815	$215,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (157 contracts, settlement date May 13, 2010)	(0.12)%	$(297,020)	$4,661,330
Cocoa (157 contracts, settlement date July 15, 2010)	(0.10)	(250,030)	4,714,710
Cocoa (157 contracts, settlement date September 15, 2010)	(0.05)	(121,460)	4,749,250
Coffee (91 contracts, settlement date May 18, 2010)	(0.04)	(91,106)	4,646,119
Coffee (90 contracts, settlement date July 20, 2010)	(0.02)	(42,413)	4,652,437
Coffee (91 contracts, settlement date September 20, 2010)	0.05	116,850	4,755,319
Copper (52 contracts, settlement date May 26, 2010)	0.22	530,200	4,619,550
Copper (53 contracts, settlement date July 28, 2010)	0.24	572,113	4,732,900
Copper (53 contracts, settlement date September 28, 2010)	0.25	601,413	4,746,812
Corn (264 contracts, settlement date May 14, 2010)	(0.25)	(594,212)	4,554,000
Corn (264 contracts, settlement date July 14, 2010)	(0.32)	(753,500)	4,705,800
Corn (263 contracts, settlement date September 14, 2010)	(0.12)	(294,238)	4,812,900
Cotton (172 contracts, settlement date May 06, 2010)	0.21	509,685	6,927,300
Cotton (173 contracts, settlement date July 08, 2010)	0.23	559,892	7,077,430
Florida Orange Juice (225 contracts, settlement date May 10, 2010)	(0.05)	(128,213)	4,566,375
Florida Orange Juice (229 contracts, settlement date July 12, 2010)	0.04	102,660	4,738,583
Florida Orange Juice (229 contracts, settlement date September 10, 2010)	(0.10)	(239,213)	4,784,955
Gold (63 contracts, settlement date June 28, 2010)	0.02	39,600	7,021,350
Gold (63 contracts, settlement date August 27, 2010)	(0.01)	(28,340)	7,028,910
Heating Oil (30 contracts, settlement date April 30, 2010)	0.05	124,055	2,745,540
Heating Oil (30 contracts, settlement date May 28, 2010)	0.06	135,820	2,760,408
Heating Oil (30 contracts, settlement date June 30, 2010)	0.02	43,008	2,781,576
Heating Oil (31 contracts, settlement date July 30, 2010)	0.13	299,452	2,897,601
Heating Oil (31 contracts, settlement date August 31, 2010)	0.12	294,227	2,921,297
Lean Hogs (89 contracts, settlement date April 15, 2010)	0.05	129,520	2,610,370
Lean Hogs (88 contracts, settlement date June 14, 2010)	0.08	191,960	2,918,080
Lean Hogs (89 contracts, settlement date July 15, 2010)	0.11	266,430	2,985,060
Lean Hogs (89 contracts, settlement date August 13, 2010)	0.10	240,820	2,960,140
Lean Hogs (89 contracts, settlement date October 14, 2010)	0.07	170,510	2,604,140
Light, Sweet Crude Oil (33 contracts, settlement date April 20, 2010)	0.05	127,580	2,764,080
Light, Sweet Crude Oil (33 contracts, settlement date May 20, 2010)	0.05	109,960	2,777,940
Light, Sweet Crude Oil (33 contracts, settlement date June 22, 2010)	0.01	15,820	2,790,810
Light, Sweet Crude Oil (33 contracts, settlement date July 20, 2010)	0.12	287,430	2,799,720
Light, Sweet Crude Oil (34 contracts, settlement date August 20, 2010)	0.12	288,240	2,891,020
Live Cattle (126 contracts, settlement date June 30, 2010)	0.16	379,660	4,714,920
Live Cattle (126 contracts, settlement date August 31, 2010)	0.08	188,770	4,612,860
Live Cattle (126 contracts, settlement date October 29, 2010)	0.07	179,460	4,753,980
Natural Gas (70 contracts, settlement date April 28, 2010)	(0.33)	(781,835)	2,708,300
Natural Gas (69 contracts, settlement date May 26, 2010)	(0.31)	(750,850)	2,735,850
Natural Gas (69 contracts, settlement date June 28, 2010)	(0.39)	(924,600)	2,816,580
Natural Gas (69 contracts, settlement date July 28, 2010)	(0.35)	(840,330)	2,872,470
Natural Gas (69 contracts, settlement date August 27, 2010)	(0.35)	(837,550)	2,906,970
Platinum (85 contracts, settlement date July 28, 2010)	0.36	864,375	6,999,325
Platinum (86 contracts, settlement date October 27, 2010)	0.25	599,240	7,101,880
Silver (53 contracts, settlement date May 26, 2010)	0.03	64,515	4,644,390
Silver (53 contracts, settlement date July 28, 2010)	0.04	102,945	4,651,545
Silver (54 contracts, settlement date September 28, 2010)	0.23	544,900	4,745,520
Soybean (100 contracts, settlement date May 14, 2010)	(0.09)	(210,200)	4,705,000
Soybean (100 contracts, settlement date July 14, 2010)	(0.10)	(245,975)	4,750,000
Soybean (99 contracts, settlement date August 13, 2010)	(0.10)	(239,288)	4,671,563
Sugar (254 contracts, settlement date April 30, 2010)	(0.63)	(1,515,998)	4,719,523
Sugar (253 contracts, settlement date June 30, 2010)	(0.48)	(1,139,947)	4,678,274
Sugar (253 contracts, settlement date October 29, 2010)	(0.46)	(1,097,712)	4,675,440
Wheat (202 contracts, settlement date May 14, 2010)	(0.31)	(743,925)	4,550,050
Wheat (201 contracts, settlement date July 14, 2010)	(0.36)	(865,000)	4,663,200
Wheat (202 contracts, settlement date September 14, 2010)	(0.18)	(433,113)	4,853,050

Net Unrealized Depreciation on Futures Contracts	(2.00)%	$(4,784,958)	$239,234,502

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2009

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.01% due January 21, 2010	23.97%	$54,999,285	$55,000,000
U.S. Treasury Bills, 0.07% due March 25, 2010	28.33	64,993,240	65,000,000

Total United States Treasury Obligations (cost $ 119,990,308)	52.30%	$119,992,525	$120,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (136 contracts, settlement date March 16, 2010)	0.07%	$161,180	$4,473,040
Cocoa (137 contracts, settlement date May 13, 2010)	0.08	182,110	4,534,700
Cocoa (137 contracts, settlement date July 15, 2010)	0.07	154,330	4,530,590
Coffee (87 contracts, settlement date March 19, 2010)	(0.02)	(54,712)	4,435,369
Coffee (87 contracts, settlement date May 18, 2010)	(0.02)	(44,550)	4,489,200
Coffee (87 contracts, settlement date July 20, 2010)	(0.00)*	5,700	4,536,506
Copper (54 contracts, settlement date March 29, 2010)	0.24	548,875	4,517,775
Copper (54 contracts, settlement date May 26, 2010)	0.25	581,925	4,536,675
Copper (53 contracts, settlement date July 28, 2010)	0.20	449,350	4,465,912
Corn (212 contracts, settlement date March 12, 2010)	0.21	486,987	4,393,700
Corn (212 contracts, settlement date May 14, 2010)	0.22	503,862	4,497,050
Corn (212 contracts, settlement date July 14, 2010)	0.04	97,962	4,589,800
Cotton (118 contracts, settlement date March 09, 2010)	0.21	491,955	4,460,400
Cotton (117 contracts, settlement date May 06, 2010)	0.21	479,775	4,480,515
Cotton (118 contracts, settlement date July 08, 2010)	0.07	163,925	4,541,820
Florida Orange Juice (233 contracts, settlement date March 11, 2010)	0.13	292,253	4,510,298
Florida Orange Juice (236 contracts, settlement date May 10, 2010)	0.29	673,343	4,699,350
Florida Orange Juice (208 contracts, settlement date July 12, 2010)	0.10	220,958	4,235,400
Gold (41 contracts, settlement date February 24, 2010)	0.11	247,040	4,494,420
Gold (41 contracts, settlement date April 28, 2010)	0.12	285,440	4,500,160
Gold (41 contracts, settlement date June 28, 2010)	(0.03)	(73,280)	4,505,080
Heating Oil (31 contracts, settlement date January 29, 2010)	0.08	171,121	2,754,511
Heating Oil (30 contracts, settlement date February 26, 2010)	0.07	167,378	2,673,594
Heating Oil (30 contracts, settlement date March 31, 2010)	0.07	174,531	2,679,138
Heating Oil (30 contracts, settlement date April 30, 2010)	0.03	79,624	2,686,194
Heating Oil (30 contracts, settlement date May 28, 2010)	0.03	76,679	2,694,132
Lean Hogs (117 contracts, settlement date February 12, 2010)	0.12	279,190	3,070,080
Lean Hogs (117 contracts, settlement date April 15, 2010)	0.10	236,150	3,270,150
Lean Hogs (116 contracts, settlement date June 14, 2010)	0.03	81,640	3,585,560
Lean Hogs (117 contracts, settlement date July 15, 2010)	0.02	42,930	3,561,480
Light, Sweet Crude Oil (34 contracts, settlement date January 20, 2010)	0.07	165,770	2,698,240
Light, Sweet Crude Oil (34 contracts, settlement date February 22, 2010)	0.07	163,510	2,720,680
Light, Sweet Crude Oil (33 contracts, settlement date March 22, 2010)	0.07	153,050	2,660,790
Light, Sweet Crude Oil (33 contracts, settlement date April 20, 2010)	0.02	35,750	2,676,630
Light, Sweet Crude Oil (33 contracts, settlement date May 20, 2010)	0.02	35,980	2,692,470
Live Cattle (128 contracts, settlement date February 26, 2010)	(0.00)*	(2,580)	4,412,160
Live Cattle (128 contracts, settlement date April 30, 2010)	0.03	62,390	4,597,760
Live Cattle (128 contracts, settlement date June 30, 2010)	0.07	153,590	4,491,520
Natural Gas (49 contracts, settlement date January 27, 2010)	0.04	103,110	2,730,280
Natural Gas (49 contracts, settlement date February 24, 2010)	0.03	71,960	2,710,680
Natural Gas (48 contracts, settlement date March 29, 2010)	0.03	66,120	2,642,400
Natural Gas (48 contracts, settlement date April 28, 2010)	0.11	249,020	2,661,600
Natural Gas (48 contracts, settlement date May 26, 2010)	0.11	240,580	2,695,200
Platinum (91 contracts, settlement date April 28, 2010)	0.24	545,890	6,693,050
Platinum (92 contracts, settlement date July 28, 2010)	0.17	385,155	6,785,000
Silver (53 contracts, settlement date March 29, 2010)	(0.01)	(24,685)	4,463,925
Silver (53 contracts, settlement date May 26, 2010)	0.02	55,010	4,469,490
Silver (54 contracts, settlement date July 28, 2010)	(0.06)	(130,355)	4,559,220
Soybean (85 contracts, settlement date March 12, 2010)	0.13	303,288	4,456,125
Soybean (85 contracts, settlement date May 14, 2010)	0.15	340,100	4,478,438
Soybean (86 contracts, settlement date July 14, 2010)	0.09	198,900	4,554,775
Sugar (160 contracts, settlement date February 26, 2010)	0.28	638,098	4,829,440
Sugar (161 contracts, settlement date April 30, 2010)	0.23	522,222	4,549,474
Sugar (161 contracts, settlement date June 30, 2010)	0.19	423,725	4,150,966
Wheat (162 contracts, settlement date March 12, 2010)	0.12	268,175	4,386,150
Wheat (162 contracts, settlement date May 14, 2010)	0.11	263,200	4,495,500
Wheat (162 contracts, settlement date July 14, 2010)	(0.03)	(70,413)	4,584,600

Net Unrealized Appreciation on Futures Contracts	5.40%	$12,380,231	$229,249,162

*	Denotes greater than (0.005)% yet less than 0.000%
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended March 31, 2010 and 2009

	2010	2009
Income
Interest Income	$27,355	$8,019

Expenses
Management fee to related party	512,899	46,592
Brokerage commissions and fees	144,818	13,155

Total expenses	657,717	59,747

Net Investment Loss	(630,362)	(51,728)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Futures Contracts	5,793,595	(2,167,262)

Net Realized Gain (Loss)	5,793,595	(2,167,262)

Net Change in Unrealized (Loss) Gain on
Investments	(5,343)	(19)
Futures Contracts	(17,165,189)	1,279,329

Net Change in Unrealized (Loss) Gain	(17,170,532)	1,279,310

Net Realized and Unrealized Loss on Investments and Future Contracts	(11,376,937)	(887,952)

Net Loss	$(12,007,299)	$(939,680)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2010

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Retained	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at December 31, 2009	50	$1,500	$(189)	$1,311	8,750,000	$210,500,911	$18,932,116	$229,433,027	$229,434,338
Sale of Units	—	—	—	—	1,550,000	41,045,103	—	41,045,103	41,045,103
Redemption of Limited Units	—	—	—	—	(750,000)	(19,064,055)	—	(19,064,055)	(19,064,055)
Net loss:
Net investment loss	—	—	(4)	(4)	—	—	(630,358)	(630,358)	(630,362)
Net realized gain on Investments and Futures Contracts	—	—	30	30	—	—	5,793,565	5,793,565	5,793,595
Net change in unrealized loss on Investments and Futures Contracts	—	—	(84)	(84)	—	—	(17,170,448)	(17,170,448)	(17,170,532)

Net loss	—	—	(58)	(58)	—	—	(12,007,241)	(12,007,241)	(12,007,299)

Balance at March 31, 2010	50	$1,500	$(247)	$1,253	9,550,000	$232,481,959	$6,924,875	$239,406,834	$239,408,087

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010, and 2009

	2010	2009
Cash flow from operating activities:
Net Loss	$(12,007,299)	$(939,680)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchase of investment securities	(214,947,278)	(9,992,417)
Proceeds from sales of investment securities	120,000,000	5,000,000
Net accretion of discount	(27,355)	(6,168)
Unrealized (appreciation) depreciation on investments	17,170,532	(1,279,329)
Decrease in capital shares receivable and other assets (*)	—	1,084,435
Increase in accrued expenses	93,227	9,998

Net cash used for operating activities	(89,718,173)	(6,123,161)

Cash flows from financing activities:
Proceeds from sale of Limited Units	41,045,103	69,230,648
Redemption of Limited Units	(19,064,055)	—

Net cash provided by financing activities	21,981,048	69,230,648

Net change in cash	(67,737,125)	63,107,487
Cash held by broker at beginning of period	97,250,587	13,331,630

Cash held by broker at end of period	$29,513,462	$76,439,117

(*)	The Fund has reclassified capital shares receivable to net cash used for operating activities from a financing activity.
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Notes to Unaudited Consolidated Financial Statements
March 31, 2010
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
Unaudited Interim Financial Information

The consolidated financial statements as of and for the three month periods ended March 31, 2010 and March 31, 2009 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statement and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
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
(e) Futures Contracts
The Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the consolidated statement of financial condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (see Note 4 — Fair Value Measurements)
However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

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
(g) Recently Adopted Accounting Standards
The FASB has issued additional disclosure guidance, clarifying existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reallocations which are effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The new disclosures required by this standard are reflected in Note 4.
(h) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the end of its first quarter, March 31, 2010 and when the financial statements were issued. Other than the 300,000 Limited Shares created and 100,000 Limited Shares redeemed resulting in 9,750,000 Limited Shares outstanding, this evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.
(4) Fair Value Measurements
The guidance for fair value measurements establishes the authoritative definition for fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:
Level 1 — quoted prices in active markets for identical securities
Level 2 — other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded or government securities that have widely disseminated market prices. A summary of the Fund’s assets and liabilities at fair value as of March 31, 2010, classified according to the levels used to value them, are as follows:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals

U.S. Treasuries	$—	$214,961,815	$—	$214,961,815
Futures Contracts	(4,784,958)	—	—	(4,784,958)
Total	$(4,784,958)	$214,961,815	$—	$210,176,857

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
(5) Derivative Instruments and Hedging Activities
The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2010, the Funds were invested in futures contracts.
At March 31, 2010, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(4,784,958)	$—	$(4,784,958)
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, as of March 31, 2010:

	Realized Gain on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$5,793,595	$(17,165,189)
At December 31, 2009, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$12,380,231	$—	$12,380,231
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, as of March 31, 2009:

	Realized Loss on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$(2,167,262)	$1,279,329
(6) Financial Instrument Risk
In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent a commitment to make or take delivery of a commodity at a future date. At expiration, settlement is typically via physical delivery, though cash settlement is the norm in some contracts, such as lean hogs. The Fund does not intend to carry long futures positions to expiration, but will instead roll them to more distant contracts in a manner consistent with its underlying index, the Thomson Reuters Continuous Commodity Index.

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
By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption distribution, an Authorized Participant’s DTC account will be charged the nonrefundable transaction fee due for the redemption order.
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
(8) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by the Managing Owner, as well as for commodity futures trading advisory services. The management fee incurred for the three-month period ended March 31, 2010 and 2009 was $512,899 and $46,592, respectively.
(b) Organization and Offering Expenses
Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of the Shares will be paid by the Managing Owner. The Fund and the Master Fund do not have an obligation to reimburse the Managing Owner or its affiliates for organization and offering expenses paid on their behalf.
(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the three-month period ended March 31, 2010 and 2009 were $144,818 and $13,155, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to 0.02% of the net asset value of the Master Fund to cover these costs.

(d) Extraordinary Fees and Expenses
The Master Fund will pay all the extraordinary fees and expenses, if any, of the Fund and the Master Fund. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. There have been no extraordinary fees or expenses since the Fund commenced investment operations on January 23, 2008.
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
(11) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month periods ended March 31, 2010 and 2009. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009

Net Asset Value
Net asset value per Limited Share, beginning of period	$26.22	$21.92

Net realized and change in unrealized loss from investments	(1.08)	(0.16)
Net investment loss	(0.07)	(0.03)

Net decrease in net assets from operations	(1.15)	(0.19)

Net asset value per Limited Share, end of period	$25.07	$21.73

Market value per Limited Share, beginning of period	26.32	21.92

Market value per Limited Share, end of period	$25.08	$21.95

Ratio to average net assets (i)
Net investment income (loss)	(1.04)%	0.89%
Total expenses	1.09%	1.03%

Total Return, at net asset value (ii)	(4.39)%	(0.87)%

Total Return, at market value (ii)	(4.71)%	0.14%

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

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
Performance Summary
There is no performance history prior to the beginning of trading on January 24, 2008. For performance history subsequent to the beginning of trading, see the Results of Operations section below.
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
Capital Resources
The Fund had no commitments for capital expenditures as of March 31, 2010. Currently, the Fund invests only in U.S. Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2010 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Brokers in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is unleveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
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

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO MARCH 31, 2010
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500.00	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,082.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623.00	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,674.50	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,188.50	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,841.50	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,185.50	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,582.50	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387.00	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134.00	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,101.50	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096.00	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090.00	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,543.50	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,586.50	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,584.50	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,210.50	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,136.50	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000.00	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,159.50	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,694.50	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247.00	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,804.50	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311.00	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,754.50	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,283.50	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,753.50	-2.34%	-4.39%	-4.39%	-16.43%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the three months ended March 31, 2010 and three months ended March 31, 2009, the Fund’s Net Asset Value outperformed the Index by .21% and .81%, respectively.

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

The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of March 31, 2010 by market sector.

Grains	17.65%	Corn, Soybeans, Wheat

Livestock	11.76%	Hogs, Cattle

Metals	23.53%	Gold, Silver, Platinum, Copper

Energy	17.65%	Crude Oil, Natural Gas, Heating Oil

Softs	29.41%	Coffee, Cocoa, Sugar, Orange Juice, Cotton
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
Changes in Internal Control over Financial Reporting
The Fund commenced trading on January 24, 2008 and began to exercise its internal control over financial reporting thereafter. The Fund’s investing activity is limited to the purchase and sale of commodity futures contracts and of short-term U.S. Treasury bills. Futures transactions are made through Morgan Stanley, the Commodity Broker, which provides the Fund with statements on a daily basis. Bank of New York, the Fund’s Custodian, reconciles the reports from Morgan Stanley with its own records of Fund transactions. In addition, the Managing Owner each day reconciles its own records with those of Morgan Stanley and Bank of New York.
During the three months ended March 31, 2010, the Fund made no changes to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Not Applicable.
Item 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2009, filed March 15, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-138424) was declared effective on December 5, 2007 and updated on February 20, 2008, April 14, 2009. A new Registration Statement was filed on Form S-1 (Registration No. 333-158421), declared effective on April 24, 2009, and a Post-Effective Amendment to the Registration Statement was filed on May 4, 2010 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca. The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.
For the three months ended March 31, 2010, 1,550,000 Limited Shares were created for $41,045,103 and 750,000 Limited Shares were redeemed for $19,064,055. On March 31, 2010, 9,550,000 Limited Shares of the Fund were outstanding for a market capitalization of $239,514,000, based on that day’s closing price of $25.08 on the NYSE Arca.

(c) There were 750,000 Limited Shares redeemed by Authorized Participants during the three months ended March 31, 2010.
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

GreenHaven Continuous Commodity Index Fund
	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
		Name:	Ashmead Pringle
		Title:	Chief Executive Officer

Dated: May 10, 2010	By:	/s/ Thomas J. Fernandes
		Name:	Thomas J. Fernandes
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4