Form 10-Q
period 2010-06-30
GreenHaven Continuous Commodity Index Fund
filed 2010-08-09
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33909
GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-0151234 (I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services LLC 3340 Peachtree Rd, Suite 1910
Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding Limited Shares as of June 30, 2010: 9,750,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED JUNE 30, 2010

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
June 30, 2010 (unaudited) and December 31, 2009

	June 30,
	2010 (unaudited)	December 31, 2009
Assets
Equity in broker trading accounts:
Short-term investments (cost $199,967,163 and $119,990,308, respectively)	$199,960,900	$119,992,525
Cash held by broker	42,498,212	97,250,587
Net unrealized appreciation on futures contracts	841,508	12,380,231

Total assets	$243,300,620	$229,623,343

Liabilities and shareholders’ equity
Management fee payable to related party	$166,171	$149,819
Broker fee payable	145,290	39,186

Total liabilities	311,461	189,005

Shareholders’ equity
General Units:
Paid in capital — 50 units issued	1,500	1,500
Retained deficit	(254)	(189)

Total General Units	1,246	1,311

Limited Units:
Paid in capital — 9,750,000 and 8,750,000 redeemable units issued and outstanding, respectively	237,824,945	210,500,911
Retained earnings	5,162,968	18,932,116

Total Limited Units	242,987,913	229,433,027

Total shareholders’ equity	242,989,159	229,434,338

Total liabilities and shareholders’ equity	$243,300,620	$229,623,343

Net asset value per share

General Units	$24.92	$26.22

Limited Units	$24.92	$26.22
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
June 30, 2010

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bill, 0.03% due July 15, 2010	41.15%	$99,996,100	$100,000,000
U.S. Treasury Bill, 0.18% due August 26, 2010	8.23	19,994,640	20,000,000
U.S. Treasury Bill, 0.12% due September 23, 2010	32.91	79,970,160	80,000,000

Total U.S. Treasury Obligations (cost $199,967,163)	82.29%	$199,960,900	$200,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Cocoa (241 contracts, settlement date September 15, 2010)	(0.06)%	$(156,220)	$7,095,040
Cocoa (241 contracts, settlement date December 15, 2010)	0.00 *	3,970	7,143,240
Coffee (113 contracts, settlement date September 20, 2010)	0.43	1,053,881	7,027,894
Coffee (116 contracts, settlement date December 20, 2010)	0.43	1,032,450	7,223,175
Copper (97 contracts, settlement date September 28, 2010)	(0.10)	(238,863)	7,154,963
Copper (96 contracts, settlement date December 29, 2010)	(0.30)	(740,150)	7,137,600
Corn (380 contracts, settlement date September 14, 2010)	(0.07)	(158,250)	6,892,250
Corn (397 contracts, settlement date December 14, 2010)	0.00 *	10,012	7,413,975
Cotton (186 contracts, settlement date December 08, 2010)	(0.04)	(96,740)	7,103,340
Cotton (185 contracts, settlement date March 09, 2011)	(0.10)	(234,400)	7,189,100
Florida Orange Juice (213 contracts, settlement date September 10, 2010)	0.16	386,138	4,739,782
Florida Orange Juice (214 contracts, settlement date November 09, 2010)	0.13	320,017	4,787,715
Florida Orange Juice (213 contracts, settlement date January 10, 2011)	0.06	140,603	4,771,732
Gold (57 contracts, settlement date December 29, 2010)	0.17	418,960	7,124,430
Gold (57 contracts, settlement date February 24, 2011)	0.05	111,200	7,136,400
Heating Oil (33 contracts, settlement date August 31, 2010)	0.00 *	(9,101)	2,833,123
Heating Oil (33 contracts, settlement date September 30, 2010)	(0.12)	(282,815)	2,873,039
Heating Oil (32 contracts, settlement date October 29, 2010)	(0.12)	(290,942)	2,823,475
Heating Oil (32 contracts, settlement date November 30, 2010)	0.00 *	(11,134)	2,858,957
Heating Oil (32 contracts, settlement date December 31, 2010)	0.00 *	(11,357)	2,892,288
Lean Hogs (117 contracts, settlement date August 13, 2010)	0.06	135,340	3,821,220
Lean Hogs (117 contracts, settlement date October 14, 2010)	0.09	213,420	3,538,080
Lean Hogs (118 contracts, settlement date December 14, 2010)	0.01	12,900	3,414,920
Lean Hogs (118 contracts, settlement date February 14, 2011)	0.03	60,820	3,495,160
Light, Sweet Crude Oil (38 contracts, settlement date August 20, 2010)	(0.02)	(39,340)	2,894,080
Light, Sweet Crude Oil (37 contracts, settlement date September 21, 2010)	(0.14)	(338,480)	2,834,200
Light, Sweet Crude Oil (37 contracts, settlement date October 20, 2010)	(0.14)	(337,770)	2,850,850
Light, Sweet Crude Oil (37 contracts, settlement date November 19, 2010)	(0.02)	(41,760)	2,867,130
Light, Sweet Crude Oil (37 contracts, settlement date December 20, 2010)	(0.02)	(43,650)	2,880,450
Live Cattle (128 contracts, settlement date October 29, 2010)	0.00 *	10,630	4,672,000
Live Cattle (128 contracts, settlement date December 31, 2010)	(0.08)	(195,910)	4,769,280
Live Cattle (128 contracts, settlement date February 28, 2011)	0.04	104,170	4,865,280
Natural Gas (57 contracts, settlement date August 27, 2010)	(0.02)	(41,780)	2,651,640
Natural Gas (57 contracts, settlement date September 28, 2010)	0.03	81,650	2,696,100
Natural Gas (57 contracts, settlement date October 27, 2010)	0.02	36,470	2,838,600
Natural Gas (57 contracts, settlement date November 24, 2010)	(0.06)	(145,160)	2,993,640
Natural Gas (57 contracts, settlement date December 28, 2010)	(0.06)	(135,800)	3,097,380
Platinum (93 contracts, settlement date October 27, 2010)	(0.01)	(31,040)	7,148,445
Platinum (92 contracts, settlement date January 27, 2011)	(0.08)	(188,425)	7,094,580
Silver (77 contracts, settlement date September 28, 2010)	0.23	570,920	7,202,580
Silver (76 contracts, settlement date December 29, 2010)	0.07	155,805	7,132,980
Soybean (157 contracts, settlement date November 12, 2010)	(0.05)	(133,250)	7,084,625
Soybean (158 contracts, settlement date January 14, 2011)	0.01	21,737	7,206,775
Sugar (390 contracts, settlement date September 30, 2010)	(0.03)	(63,918)	7,015,008
Sugar (390 contracts, settlement date February 28, 2011)	0.03	63,795	7,237,776
Wheat (288 contracts, settlement date September 14, 2010)	(0.05)	(123,550)	6,915,600
Wheat (290 contracts, settlement date December 14, 2010)	(0.01)	(13,575)	7,344,250

Net Unrealized Appreciation on Futures Contracts	0.35%	$841,508	$242,784,147

*	Denotes greater than (0.005)% yet less than 0.000%
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
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended June 30, 2010, and 2009
and Six Months Ended June 30, 2010, and 2009

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income
Interest Income	$69,812	$28,941	$97,167	$36,960

Expenses
Management fee to related party	512,153	233,203	1,025,052	279,794
Brokerage commissions and fees	144,609	65,845	289,427	79,001

Total expenses	656,762	299,048	1,314,479	358,795

Net Investment Loss	(586,950)	(270,107)	(1,217,312)	(321,835)

Realized and Net Change in Unrealized (Loss) Gain on Investments and Futures Contracts
Realized (Loss) Gain on
Investments	(403)	—	(403)	—
Futures Contracts	(6,797,890)	5,189,618	(1,004,295)	3,022,355

Net Realized (Loss) Gain	(6,798,293)	5,189,618	(1,004,698)	3,022,355

Net Change in Unrealized Gain (Loss) on
Investments	(3,137)	(3,096)	(8,480)	(3,115)
Futures Contracts	5,626,466	(3,763,279)	(11,538,723)	(2,483,950)

Net Change in Unrealized Gain (Loss)	5,623,329	(3,766,375)	(11,547,203)	(2,487,065)

Net Realized and Unrealized (Loss) Gain on Investments and Future Contracts	(1,174,964)	1,423,243	(12,551,901)	535,290

Net (Loss) Gain	$(1,761,914)	$1,153,136	$(13,769,213)	$213,455

See accompanying notes to unaudited consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2010

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Retained	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at December 31, 2009	50	$1,500	$(189)	$1,311	8,750,000	$210,500,911	$18,932,116	$229,433,027	$229,434,338
Sale of Units	—	—	—	—	2,050,000	53,724,592	—	53,724,592	53,724,592
Redemption of Limited Units	—	—	—	—	(1,050,000)	(26,400,558)	—	(26,400,558)	(26,400,558)
Net loss:
Net investment loss	—	—	(7)	(7)	—	—	(1,217,305)	(1,217,305)	(1,217,312)
Net realized loss on Investments and Futures Contracts	—	—	(5)	(5)	—	—	(1,004,693)	(1,004,693)	(1,004,698)
Net change in unrealized gain on
Investments and
Futures Contracts	—	—	(53)	(53)	—	—	(11,547,150)	(11,547,150)	(11,547,203)

Net loss	—	—	(65)	(65)	—	—	(13,769,148)	(13,769,148)	(13,769,213)

Balance at June 30, 2010	50	$1,500	$(254)	$1,246	9,750,000	$237,824,945	$5,162,968	$242,987,913	$242,989,159

See accompany notes to unaudted consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010, and 2009

	2010	2009
Cash flow from operating activities:
Net (Loss) Gain	$(13,769,213)	$213,455
Adjustments to reconcile net (loss) gain to net cash used for operating activities:
Purchase of investment securities	(414,877,594)	(134,954,862)
Proceeds from sales of investment securities	334,997,503	15,000,000
Net accretion of discount	(97,167)	(30,283)
Net realized loss on investment securities	403	—
Unrealized depreciation on investments	11,547,203	2,487,065
Decrease in capital shares receivable and other assets (*)	—	1,081,835
Increase in accrued expenses	122,456	88,508

Net cash used for operating activities	(82,076,409)	(116,114,282)

Cash flows from financing activities:
Proceeds from sale of Limited Units	53,724,592	126,605,719
Redemption of Limited Units	(26,400,558)	(1,152,950)

Net cash provided by financing activities	27,324,034	125,452,769

Net change in cash	(54,752,375)	9,338,487
Cash held by broker at beginning of period	97,250,587	13,331,630

Cash held by broker at end of period	$42,498,212	$22,670,117

(*)	The Fund has reclassified capital shares receivable to net cash used for operating activities from a financial activity.
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Notes to Unaudited Consolidated Financial Statements
June 30, 2010
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
Unaudited Interim Financial Information
The consolidated financial statements as of and for the three-month and six-month periods ended June 30, 2010 and June 30, 2009 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statement and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
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
(e) “The Distributor” — ALPS Inc. provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets. The Distribution Services Agreement was effective for two years and has automatically renewed for successive annual periods, provided that such continuance is specifically approved at least annually by the Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty (60) days written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement shall automatically terminate in the event of its assignment.
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

(f) Basis of Presentation & Consolidation
100% of the capital raised by the Fund is used to purchase common units of beneficial interest of the Master Fund. The financial statement balances of the Master Fund are consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions are eliminated.
(g) Recently Adopted Accounting Standards
The FASB has issued additional disclosure guidance, clarifying existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reallocations which are effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The new disclosures required by this guidance are reflected in Note 4.
(h) Subsequent Events
For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the end of its second quarter, June 30, 2010 and when the financial statements were issued. Other than the 1,250,000 Limited Shares created resulting in 11,000,000 Limited Shares outstanding, this evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.
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
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded or government securities that have widely disseminated market prices. A summary of the Fund’s assets and liabilities at fair value as of June 30, 2010, classified according to the levels used to value them, are as follows:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals

U.S. Treasuries	$—	$199,960,900	$—	$199,960,900
Futures Contracts	841,508	—	—	841,508

Total	$841,508	$199,960,900	$—	$200,802,408

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

(5) Derivative Instruments and Hedging Activities
The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2010, the Funds were invested in futures contracts.
At June 30, 2010, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$841,508	$—	$841,508
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, for the six-months ended June 30, 2010:

	Realized Loss on	Net Change in Unrealized Loss
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$(1,004,295)	$(11,538,723)
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, for the three-months ended June 30, 2010:

	Realized Loss on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$(6,797,890)	$5,626,466
At December 31, 2009, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$12,380,231	$—	$12,380,231
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, for the six-months ended June 30, 2009:

	Realized Gain on	Net Change in Unrealized Loss
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$3,022,355	$(2,483,950)
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, for the three-months ended June 30, 2009:

	Realized Gain on	Net Change in Unrealized Loss
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$5,189,618	$(3,763,279)

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
(8) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by the Managing Owner, as well as for commodity futures trading advisory services. The management fee incurred for the six-month period ended June 30, 2010 and 2009 was $1,025,052 and $279,794, respectively, and the management fee incurred for the three-months ended June 30, 2010 and 2009 was $512,153 and $233,203, respectively.
(b) Organization and Offering Expenses
Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of the Shares will be paid by the Managing Owner. The Fund and the Master Fund do not have an obligation to reimburse the Managing Owner or its affiliates for organization and offering expenses paid on their behalf.

(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the six-month period ended June 30, 2010 and 2009 were $289,427 and $79,001, respectively, and the brokerage commissions and trading fees for the three months ended June 30, 2010 and 2009 were $144,609 and $65,845, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to 0.02% of the net asset value of the Master Fund to cover these costs.
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

(11) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month and six-month periods ended June 30, 2010 and 2009. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net Asset Value
Net asset value per Limited Share, beginning of period	$25.07	$21.73	$26.22	$21.92

Net realized and change in unrealized gain (loss) from investments	(0.09)	1.06	(1.17)	0.91

Net investment loss	(0.06)	(0.06)	(0.13)	(0.10)

Net increase (decrease) in net assets from operations	(0.15)	1.00	(1.30)	0.81

Net asset value per Limited Share, end of period	$24.92	$22.73	$24.92	$22.73

Market value per Limited Share, beginning of period	25.08	21.95	26.32	21.92

Market value per Limited Share, end of period	$24.93	$22.88	$24.93	$22.88

Ratio to average net assets (i)

Net investment loss	(0.97)%	(0.98)%	(1.01)%	(0.96)%

Total expenses	1.09%	1.08%	1.09%	1.07%

Total Return, at net asset value (ii)	(0.60)%	4.60%	(4.96)%	3.70%

Total Return, at market value (ii)	(0.60)%	4.24%	(5.28)%	4.38%

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period, is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).
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
Capital Resources
The Fund had no commitments for capital expenditures as of June 30, 2010. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2010 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Brokers in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is unleveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
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

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO JUNE 30, 2010
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/24/2008	$30.00	350,050	$10,501,500.00	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,082.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623.00	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,674.50	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,188.50	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,841.50	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,185.50	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,582.50	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387.00	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134.00	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,101.50	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096.00	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090.00	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,543.50	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,586.50	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,584.50	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,210.50	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,136.50	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000.00	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,159.50	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,694.50	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247.00	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,804.50	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311.00	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,754.50	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,283.50	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,753.50	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288.00	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225.00	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246.00	1.71%	-0.60%	-4.96%	-16.93%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the six months ended June 30, 2010 and six months ended June 30, 2009, the Fund’s Net Asset Value outperformed the Index by .58% and 1.21%, respectively.

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

The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of June 30, 2010 by market sector.

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
During the three months ended June 30, 2010, the Fund made no changes to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Not Applicable.
Item 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2009, filed March 15, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-138424) was declared effective on December 5, 2007 and updated on February 20, 2008 and April 14, 2009. A new Registration Statement was filed on Form S-1 (Registration No. 333-158421), declared effective on April 24, 2009, and a Post-Effective Amendment to the Registration Statement was filed on May 4, 2010 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca. The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.
For the three months ended June 30, 2010, 500,000 Limited Shares were created for $12,679,489 and 300,000 Limited Shares were redeemed for $7,336,503. On June 30, 2010, 9,750,000 Limited Shares of the Fund were outstanding for a market capitalization of $243,067,500, based on that day’s closing price of $24.93 on the NYSE Arca.
(c) There were 300,000 Limited Shares redeemed by Authorized Participants during the three months ended June 30, 2010.
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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle

		Name:	Ashmead Pringle
		Title:	Chief Executive Officer

Dated: August 9, 2010	By:	/s/ Thomas J. Fernandes

		Name:	Thomas J. Fernandes
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4