Form 10-Q
period 2010-09-30
GreenHaven Continuous Commodity Index Fund
filed 2010-11-08
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33909
GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Exact name of Registrant as specified in its charter)

Delaware	26-0151234
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

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
Indicate the number of outstanding Limited Shares as of September 30, 2010: 11,100,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED SEPTEMBER 30, 2010

PART 1. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Consolidated Statements of Financial Condition at September 30, 2010 (unaudited) and December 31, 2009	3

Unaudited Consolidated Schedule of Investments at September 30, 2010	4

Consolidated Schedule of Investments at December 31, 2009	5

Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended September 30, 2010 and 2009 and Nine Months Ended September 30, 2010 and 2009	6

Unaudited Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2010	7

Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	8

Notes to Unaudited Consolidated Financial Statements	9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22

ITEM 4. CONTROLS AND PROCEDURES	24

PART II. OTHER INFORMATION	25

ITEM 1. Legal Proceedings	25

ITEM 1A. Risk Factors	25

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3. Defaults Upon Senior Securities	25

ITEM 4. Reserved	25

ITEM 5. Other Information	25

ITEM 6. Exhibits	26

SIGNATURES	26

EXHIBIT INDEX	27

EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
September 30, 2010 (unaudited) and December 31, 2009

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Equity in broker trading accounts:
Short-term investments (cost $274,947,537 and $119,990,308, respectively)	$274,949,470	$119,992,525
Cash held by broker	16,153,688	97,250,587
Net unrealized appreciation on futures contracts	21,641,793	12,380,231

Total assets	$312,744,951	$229,623,343

Liabilities and shareholders’ equity
Management fee payable to related party	$208,957	$149,819
Broker fee payable	206,820	39,186

Total liabilities	415,777	189,005

Shareholders’ equity
General Units:
Paid in capital — 50 units issued	1,500	1,500
Retained deficit	(93)	(189)

Total General Units	1,407	1,311

Limited Units:
Paid in capital — 11,100,000 and 8,750,000 redeemable units issued and outstanding, respectively	273,639,853	210,500,911
Retained earnings	38,687,914	18,932,116

Total Limited Units	312,327,767	229,433,027

Total shareholders’ equity	312,329,174	229,434,338

Total liabilities and shareholders’ equity	$312,744,951	$229,623,343

Net asset value per share
General Units	$28.14	$26.22

Limited Units	$28.14	$26.22
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
September 30, 2010

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.10% due October 14, 2010	38.42%	$119,995,320	$120,000,000
U.S. Treasury Bills, 0.15% due November 18, 2010	3.20	9,998,310	10,000,000
U.S. Treasury Bills, 0.13% due November 26, 2010	6.40	19,995,340	20,000,000
U.S. Treasury Bills, 0.16% due December 23, 2010	40.01	124,960,500	125,000,000

Total U.S. Treasury Obligations (cost $274,947,537)	88.03%	$274,949,470	$275,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (215 contracts, settlement date December 15, 2010)	(0.08)%	$(247,900)	$6,050,100
Cocoa (215 contracts, settlement date March 16, 2011)	(0.03)	(80,540)	6,108,150
Cocoa (215 contracts, settlement date May 13, 2011)	(0.03)	(91,900)	6,144,700
Coffee (88 contracts, settlement date December 20, 2010)	0.16	503,250	6,040,650
Coffee (89 contracts, settlement date March 21, 2011)	0.07	203,456	6,159,356
Coffee (88 contracts, settlement date May 18, 2011)	0.05	165,281	6,081,900
Copper (67 contracts, settlement date December 29, 2010)	0.28	870,737	6,116,263
Copper (67 contracts, settlement date March 29, 2011)	0.18	547,088	6,133,012
Copper (67 contracts, settlement date May 26, 2011)	0.17	546,188	6,131,337
Corn (241 contracts, settlement date December 14, 2010)	0.38	1,192,250	5,973,788
Corn (242 contracts, settlement date March 14, 2011)	0.24	740,350	6,149,825
Corn (242 contracts, settlement date May 13, 2011)	0.24	734,837	6,219,400
Cotton (121 contracts, settlement date December 08, 2010)	0.42	1,300,700	6,166,160
Cotton (122 contracts, settlement date March 09, 2011)	0.38	1,201,075	6,128,060
Cotton (122 contracts, settlement date May 06, 2011)	0.32	997,545	6,092,070
Florida Orange Juice (341 contracts, settlement date January 10, 2011)	0.28	886,792	8,127,735
Florida Orange Juice (250 contracts, settlement date March 11, 2011)	0.21	659,348	6,001,875
Florida Orange Juice (171 contracts, settlement date May 10, 2011)	0.02	52,493	4,146,323
Gold (46 contracts, settlement date December 29, 2010)	0.15	470,450	6,024,160
Gold (47 contracts, settlement date February 24, 2011)	0.13	411,460	6,163,580
Gold (47 contracts, settlement date April 27, 2011)	0.13	412,140	6,170,630
Heating Oil (38 contracts, settlement date November 30, 2010)	0.07	233,533	3,642,710
Heating Oil (38 contracts, settlement date December 31, 2010)	0.07	228,169	3,673,673
Heating Oil (38 contracts, settlement date January 31, 2011)	0.09	275,213	3,690,910
Heating Oil (38 contracts, settlement date February 28, 2011)	0.08	264,932	3,691,388
Heating Oil (38 contracts, settlement date March 31, 2011)	0.08	248,867	3,679,897
Lean Hogs (199 contracts, settlement date December 14, 2010)	0.05	142,420	5,960,050
Lean Hogs (197 contracts, settlement date February 14, 2011)	0.08	236,290	6,134,580
Lean Hogs (197 contracts, settlement date April 14, 2011)	0.06	173,810	6,268,540
Light, Sweet Crude Oil (44 contracts, settlement date November 19, 2010)	0.04	110,760	3,561,800
Light, Sweet Crude Oil (44 contracts, settlement date December 20, 2010)	0.04	130,050	3,599,640
Light, Sweet Crude Oil (45 contracts, settlement date January 20, 2011)	0.06	198,000	3,716,100
Light, Sweet Crude Oil (45 contracts, settlement date February 22, 2011)	0.07	207,610	3,744,450
Light, Sweet Crude Oil (45 contracts, settlement date March 22, 2011)	0.07	212,740	3,766,050
Live Cattle (151 contracts, settlement date December 31, 2010)	0.05	144,620	6,015,840
Live Cattle (151 contracts, settlement date February 28, 2011)	0.13	397,210	6,145,700
Live Cattle (150 contracts, settlement date April 29, 2011)	0.05	148,560	6,172,500
Natural Gas (87 contracts, settlement date November 24, 2010)	(0.27)	(853,350)	3,586,140
Natural Gas (87 contracts, settlement date December 28, 2010)	(0.27)	(858,270)	3,735,780
Natural Gas (87 contracts, settlement date January 27, 2011)	(0.15)	(456,720)	3,752,310
Natural Gas (86 contracts, settlement date February 24, 2011)	(0.14)	(427,050)	3,662,740
Natural Gas (86 contracts, settlement date March 29, 2011)	(0.12)	(360,710)	3,629,200
Platinum (111 contracts, settlement date January 27, 2011)	0.21	661,370	9,205,230
Platinum (110 contracts, settlement date April 27, 2011)	0.22	693,405	9,136,600
Silver (57 contracts, settlement date December 29, 2010)	0.30	928,085	6,218,985
Silver (55 contracts, settlement date March 29, 2011)	0.31	957,900	6,014,800
Silver (56 contracts, settlement date May 26, 2011)	0.33	1,017,785	6,131,720
Soybean (109 contracts, settlement date January 14, 2011)	0.29	915,487	6,080,838
Soybean (109 contracts, settlement date March 14, 2011)	0.13	418,438	6,118,988
Soybean (110 contracts, settlement date May 13, 2011)	0.14	431,013	6,186,125
Sugar (362 contracts, settlement date February 28, 2011)	0.72	2,258,838	9,519,731
Sugar (362 contracts, settlement date April 29, 2011)	0.47	1,479,576	8,830,483
Wheat (175 contracts, settlement date December 14, 2010)	0.21	661,775	5,897,500
Wheat (175 contracts, settlement date March 14, 2011)	(0.13)	(412,613)	6,186,250
Wheat (175 contracts, settlement date May 13, 2011)	(0.08)	(241,050)	6,289,062

Net Unrealized Apprecation on Futures Contracts	6.93%	$21,641,793	$311,975,384

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
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended September 30, 2010, and 2009
and Nine Months Ended September 30, 2010, and 2009

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income
Interest Income	$78,508	$47,033	$175,675	$83,993

Expenses
Management fee to related party	595,747	302,194	1,620,799	581,988
Brokerage commissions and fees	168,211	85,325	457,638	164,326

Total expenses	763,958	387,519	2,078,437	746,314

Net Investment Loss	(685,450)	(340,486)	(1,902,762)	(662,321)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	—	77	(403)	77
Futures Contracts	13,402,076	490,063	12,397,781	3,512,418

Net Realized Gain	13,402,076	490,140	12,397,378	3,512,495

Net Change in Unrealized Gain (Loss) on
Investments	8,196	14,780	(284)	11,665
Futures Contracts	20,800,285	6,209,630	9,261,562	3,725,680

Net Change in Unrealized Gain	20,808,481	6,224,410	9,261,278	3,737,345

Net Realized and Unrealized Gain on Investments and Future Contracts	34,210,557	6,714,550	21,658,656	7,249,840

Net Gain	$33,525,107	$6,374,064	$19,755,894	$6,587,519

See accompanying notes to unaudited consolidated financial statements

Greenhaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2010

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at December 31, 2009	50	$1,500	$(189)	$1,311	8,750,000	$210,500,911	$18,932,116	$229,433,027	$229,434,338
Sale of Units	—	—	—	—	4,050,000	106,889,833	—	106,889,833	106,889,833
Redemption of Limited Units	—	—	—	—	(1,700,000)	(43,750,891)	—	(43,750,891)	(43,750,891)
Net gain:
Net investment loss	—	—	(11)	(11)	—	—	(1,902,751)	(1,902,751)	(1,902,762)
Net realized gain on Investments and Futures Contracts	—	—	56	56	—	—	12,397,322	12,397,322	12,397,378
Net change in unrealized gain on Investments and Futures Contracts	—	—	51	51	—	—	9,261,227	9,261,227	9,261,278

Net gain	—	—	96	96	—	—	19,755,798	19,755,798	19,755,894

Balance at September 30, 2010	50	$1,500	$(93)	$1,407	11,100,000	$273,639,853	$38,687,914	$312,327,767	$312,329,174

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010, and 2009

	2010	2009
Cash flow from operating activities:
Net Gain	$19,755,894	$6,587,519
Adjustments to reconcile net (loss) gain to net cash used for operating activities:
Purchase of investment securities	(689,779,460)	(314,890,833)
Proceeds from sales of investment securities	534,997,503	139,999,022
Net accretion of discount	(175,675)	(77,312)
Net realized loss (gain) on investment securities	403	(77)
Unrealized appreciation on investments	(9,261,278)	(3,737,345)
Decrease in capital shares receivable and other assets (*)	—	1,086,626
Increase in accrued expenses	226,772	97,800

Net cash used for operating activities	(144,235,841)	(170,934,600)

Cash flows from financing activities:
Subscription receivable	—	(2,389,045)
Proceeds from sale of Limited Units	106,889,833	197,598,670
Redemption of Limited Units	(43,750,891)	(22,239,540)

Net cash provided by financing activities	63,138,942	172,970,085

Net change in cash	(81,096,899)	2,035,485
Cash held by broker at beginning of period	97,250,587	13,331,630

Cash held by broker at end of period	$16,153,688	$15,367,115

(*)	The Fund has reclassified capital shares receivable to net cash used for operating activities from a financial activity.
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Notes to Unaudited Consolidated Financial Statements
September 30, 2010
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
Unaudited Interim Financial Information
The consolidated financial statements as of and for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statement and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
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
The Distributor is affiliated with ALPS Mutual Fund Services, Inc., a Denver-based service provider of administration, fund accounting, transfer agency and shareholder services for mutual funds, closed-end funds and exchange-traded funds.
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

(b) Cash Held by Broker
The Fund defines cash held by broker to be highly liquid investments, with original maturities of three months or less when acquired. MS&Co allows the Fund to apply its Treasury Bill portfolio towards its initial margin requirement for the Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and Treasury bill positions are held in segregated accounts at MS&Co and are not insured by the Federal Deposit Insurance Corporation.
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
(h) Subsequent Events
For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the end of its third quarter ending September 30, 2010 and when the financial statements were issued. Other than the 3,100,000 Limited Shares created and 0 Limited shares redeemed resulting in 14,200,000 Limited Shares outstanding, this evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.
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
Level 1 — quoted prices in active markets for identical securities
Level 2 —other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of September 30, 2010, classified according to the levels used to value them, are as follows:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
U.S. Treasuries	$—	$274,949,470	$—	$274,949,470
Futures Contracts	21,641,793	—	—	21,641,793

Total	$21,641,793	$274,949,470	$—	$296,591,263

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

(5) Derivative Instruments and Hedging Activities
The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of September 30, 2010, the Funds were invested in futures contracts.
At September 30, 2010, the total fair value of derivative instruments held were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$21,641,793	$—	$21,641,793
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, for the nine months ended September 30, 2010:

	Realized Gain on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$12,397,781	$9,261,562
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, for the three months ended September 30, 2010:

	Realized Gain on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$13,402,076	$20,800,285
At December 31, 2009, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$12,380,231	$—	$12,380,231
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, for the nine months ended September 30, 2009:

	Realized Gain on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$3,512,418	$3,725,680
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, for the three months ended September 30, 2009:

	Realized Gain on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$490,063	$6,209,630

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
Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the fair value amounts recognized in the statement of assets and liabilities and not represented by the contract or notional amounts of the instruments.
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
(8) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by the Managing Owner, as well as for commodity futures trading advisory services. The management fees incurred for the nine month periods ended September 30, 2010 and 2009 were $1,620,799 and $581,988, respectively, and the management fees incurred for the three month peroids ended September 30, 2010 and 2009 were $595,747 and $302,194, respectively.
(b) Organization and Offering Expenses
Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of the Shares will be paid by the Managing Owner. The Fund and the Master Fund do not have an obligation to reimburse the Managing Owner or its affiliates for organization and offering expenses paid on their behalf.

(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees will be charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the nine-month period ended September 30, 2010 and 2009 were $457,638 and $164,326, respectively, and the brokerage commissions and trading fees for the three month periods ended September 30, 2010 and 2009 were $168,211 and $85,325, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to 0.02% of the net asset value of the Master Fund to cover these costs.
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

(11) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month and nine-month periods ended September 30, 2010 and 2009. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net Asset Value
Net asset value per Limited Share, beginning of period	$24.92	$22.73	$26.22	$21.92

Net realized and change in unrealized gain from investments	3.29	1.21	2.11	2.13

Net investment loss	(0.07)	(0.05)	(0.19)	(0.16)

Net increase in net assets from operations	3.22	1.16	1.92	1.97

Net asset value per Limited Share, end of period	$28.14	$23.89	$28.14	$23.89

Market value per Limited Share, beginning of period	24.93	22.88	26.32	21.92

Market value per Limited Share, end of period	$28.16	$23.97	$28.16	$23.97

Ratio to average net assets (i)
Net investment loss	(0.97)%	(0.94)%	(1.00)%	(0.95)%
Total expenses	1.09%	1.08%	1.09%	1.07%

Total Return, at net asset value (ii)	12.92%	5.10%	7.32%	8.99%

Total Return, at market value (ii)	12.96%	4.76%	6.99%	9.35%

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview / Introduction
The initial offering period for the GreenHaven Continuous Commodity Index Fund (the Fund) began and ended on January 23, 2008 during which time 350,000 shares were sold at $30 per share for total proceeds of $10,500,000. The entire proceeds were received by the Fund which then invested them in the Master Fund. Shares were then listed for trading on the American Stock Exchange on January 24, 2008, marking the beginning of the continuous offering period. The ticker symbol of the Fund is GCC.
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
The Fund values United States Treasury Obligations using broker and dealer quotations. The Fund values commodity futures contracts using the quotations from the futures exchanges where the futures contracts are traded. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
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

Capital Resources
The Fund had no commitments for capital expenditures as of September 30, 2010. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2010 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Brokers in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is unleveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
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
The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. Commission payments to the Commodity Broker are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as future net asset values are not known until a future date.

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO September 30, 2010
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/24/2008	$30.00	350,050	$10,501,500.00	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,082.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623.00	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,674.50	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,188.50	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,841.50	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,185.50	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,582.50	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387.00	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134.00	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,101.50	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096.00	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090.00	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,543.50	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,586.50	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,584.50	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,210.50	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,136.50	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000.00	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,159.50	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,694.50	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247.00	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,804.50	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311.00	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,754.50	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,283.50	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,753.50	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288.00	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225.00	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246.00	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321.00	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,810.50	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407.00	7.36%	12.92%	7.32%	-6.20%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the nine months ended September 30, 2010 and nine months ended September 30, 2009, the Fund’s Net Asset Value outperformed the Index by 1.02% and 2.15%, respectively.

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

The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of September 30, 2010 by market sector.

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
During the three months ended September 30, 2010, the Fund made no changes to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
For the three months ended September 30, 2010, 2,000,000 Limited Shares were created for $53,165,241 and 650,000 Limited Shares were redeemed for $17,350,333. On September 30, 2010, 11,100,000 Limited Shares of the Fund were outstanding for a market capitalization of $312,576,000, based on that day’s closing price of $28.16 on the NYSE Arca.
(c) There were 650,000 Limited Shares redeemed by Authorized Participants during the three months ended September 30, 2010.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Reserved
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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: November 8, 2010	By:	/s/ Thomas J. Fernandes Name: Thomas J. Fernandes
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4