Form 10-K
period 2010-12-31
GreenHaven Continuous Commodity Index Fund
filed 2011-03-14
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The market value of the voting and non-voting common equity held by non-affiliates calculated based on the closing sale share price of $24.93 as reported on the New York Stock Exchange Arca (“NYSE”) on June 30, 2010 was $243,067,500.
Number of Common Units of Beneficial Interest outstanding as of December 31, 2010: 16,250,000.

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
Authorized Participants are the only persons that may place orders to create and redeem Baskets. Investors are not permitted to purchase Baskets from Authorized Participants. To become an Authorized Participant, a person must enter into a Participant Agreement with the Fund and the Managing Owner. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the payment of cash required for such creations and redemptions. The Participant Agreement and the related procedures attached thereto may be amended by the

Managing Owner and ALPS Distributors, Inc (the “Distributor”) without the consent of any Shareholder or Authorized Participant. To compensate Bank of New York Mellon (the “Administrator”) for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Fund of $500 per order to create or redeem Baskets. In turn, the Fund pays this transaction fee to the Master Fund, which then pays such fee to the Administrator. Authorized Participants who purchase Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Managing Owner or the Fund, and no such person has any obligation or responsibility to the Managing Owner or the Fund to effect any sale or resale of Shares.
Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act.
Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934 (the “Exchange Act”) and regulated by the Financial Industry Regulatory Authority (“FINRA”), or will be exempt from being or otherwise will not be required to be so regulated or registered, and will be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.
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
Delivery of redemption proceeds
The redemption proceeds due from the Fund are delivered to the Authorized Participant at 12:00pm, New York time, on the business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Distributor receives the fee applicable to the extension of the redemption distribution date which the Distributor may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 12:00pm, New York time, on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Distributor is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 12:00pm, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Distributor and the Managing Owner may from time-to-time agree upon.
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
The Managing Owner
Background and Principal. GreenHaven Commodity Services LLC, a Delaware limited liability company, is the Managing Owner of the Fund and the Master Fund. The Managing Owner serves as both commodity pool operator and commodity trading advisor of the Fund and Master Fund. The Managing Owner is registered with the CFTC as a Commodity Pool Operator (“CPO”) and Commodity Trading Advisor (“CTA”) and was approved as a Member of the National Futures Association (the “NFA”) as of November 15, 2006. Its principal place of business is 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326, telephone: (404) 239-7938. The registration of the Managing Owner with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Managing Owner, the Fund or the Master Fund.
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
Principals and Key Employees. Ashmead Pringle and Thomas Fernandes serve as the chief decision makers of the Managing Owner. The biographies and further information of the key employees and officers of the Managing Owner can be found starting on page 71 of this Form 10-k.
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
Ownership or Beneficial Interest in the Fund and Master Fund
Except for the 50 General Units owned by the Managing Owner in each of the Fund and the Master Fund, no principal has an ownership or beneficial interest in either the Fund or the Master Fund.
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
MS&Co. is a wholly-owned subsidiary of Morgan Stanley (“MS”), a Delaware holding company. MS files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act of 1934, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning MS and its subsidiaries, including MS&Co. As a consolidated subsidiary of MS, MS&Co. does not file its own periodic reports with the

SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of MS’s SEC 10-K filings for 2010, 2009, 2008, 2007, 2006 and 2005.
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
During the preceding five years, the following administrative, civil, or criminal actions pending, on appeal or concluded against MS&Co. or any of its principals are material within the meaning of CFTC Rule 4.24(l)(2) or 4.34(k)(2).
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
On June 27, 2006, MS&Co. and MSDW consented, without admitting or denying the findings, to the entry of an order in which they were censured by the SEC for allegedly violating Section 15(f) of the Exchange Act of 1934 and Section 204A of the Investment Advisers Act of 1940 and paid a civil money penalty of $10 million. The SEC found that MS&Co. and MSDW failed to: (1) conduct any surveillance of a number of accounts and securities; (2) provide adequate guidance to personnel charged with conducting surveillance; (3) have adequate controls in place with respect to certain aspects of watch list maintenance. The SEC’s findings covered different areas from the 1997 through 2006 time period. The order also required that MS&Co. and MSDW comply with certain undertakings as described in the SEC’s order, which include retaining a qualified independent consultant to conduct a comprehensive review of their policies, practices and procedures relating to 15(f) of the Exchange Act of 1934 and Section 204A of the Investment Advisers Act of 1940 to determine the adequacy of such policies, practices and procedures and make appropriate recommendations.
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
The Distributor
The Managing Owner, on behalf of the Fund and the Master Fund, has appointed ALPS Distributors, Inc. (the “Distributor”) to assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. The Distributor retains all marketing materials and Basket creation and redemption books and records at c/o ALPS Distributors, Inc., 1290 Broadway, Suite 1100, Denver, CO 80203; Telephone number (303) 623-2577. Investors may contact the Distributor toll-free in the U.S. at (800) 320-2577. The Fund has entered into a Distribution Services Agreement with the Distributor.
The Distributor is affiliated with ALPS Mutual Fund Services, Inc., a Denver-based service provider of administration, fund accounting, transfer agency and shareholder services for mutual funds, closed-end funds and exchange-traded funds.
The Marketing Agent
The Managing Owner, on behalf of the Fund and Master Fund, has appointed ALPS Distributors, Inc. as a marketing agent (the “Marketing Agent”) to the Fund and Master Fund. The Marketing Agent provides assistance to the Managing Owner with certain function and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus, providing support to national account manager’s and wholesalers filed activities, and assisting national account managers in implementing sales strategy. The Marketing Agent does not open or maintain customer accounts or handle orders for the Fund. The Marketing Agent engages in public seminars, road shows, conferences, media interviews, fields incoming telephone “800”number calls and distributes sales literature and other communications (including electronic media) regarding the Fund. Investors may contact the Marketing Agent toll-free in the U.S. at (800) 320-2577.
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
The Commodity Broker
The Commodity Broker may act from time to time as a commodity broker for other accounts with which it is affiliated or in which it or one of its affiliates has a financial interest. The compensation received by the

Commodity Broker from such accounts may be more or less than the compensation received for brokerage services provided to the Master Fund. In addition, various accounts traded through the Commodity Broker (and over which its personnel may have discretionary trading authority) may take positions in the futures markets opposite to those of the Master Fund or may compete with the Master Fund for the same positions. The Commodity Broker may have a conflict of interest in its execution of trades for the Master Fund and for other customers. The Managing Owner will, however, not retain any commodity broker for the Master Fund which the Managing Owner has reason to believe would knowingly or deliberately favor any other customer over the Master Fund with respect to the execution of commodity trades.
The Commodity Broker will benefit from executing orders for other clients, whereas the Master Fund may be harmed to the extent that the Commodity Broker has fewer resources to allocate to the Master Fund’s accounts due to the existence of such other clients.
Certain officers or employees of the Commodity Broker may be members of United States commodities exchanges and/or serve on the governing bodies and standing committees of such exchanges, their clearing houses and/or various other industry organizations. In such capacities, these officers or employees may have a fiduciary duty to the exchanges, their clearing houses and/or such various other industry organizations which could compel such employees to act in the best interests of these entities, perhaps to the detriment of the Master Fund.
Proprietary Trading/Other Clients
The Managing Owner, the Commodity Broker and their respective principals and affiliates may trade in the commodity markets for their own accounts and for the accounts of their clients, and in doing so may take positions opposite to those held by the Master Fund or may compete with the Master Fund for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Master Fund. Records of proprietary trading and trading on behalf of other clients will not be available for inspection by Shareholders.
Because the Managing Owner, the Commodity Broker and their respective principals and affiliates may trade for their own accounts at the same time that they are managing the account of the Master Fund, prospective investors should be aware that — as a result of a neutral allocation system, testing a new trading system, trading their proprietary accounts more aggressively or other activities not constituting a breach of fiduciary duty — such persons may from time-to-time take positions in their proprietary accounts which are opposite, or ahead of, the positions taken for the Master Fund.
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
USE OF PROCEEDS
A substantial amount of proceeds of the offering of Shares will be used by the Fund, through the Master Fund, to engage in the trading of exchange-traded futures on the Index Commodities with a view to reflecting the performance of the Index over time, less the expenses of the operations of the Fund and the Master Fund. The Master Fund’s portfolio also includes United States Treasury securities for deposit with the Master Fund’s Commodity Broker as margin and other high credit quality short-term fixed income securities.
To the extent that the Master Fund trades in futures contracts on United States exchanges, the assets deposited by the Master Fund with its Commodity Broker as margin must be segregated pursuant to the regulations of the CFTC. Such segregated funds may be invested only in a limited range of instruments — principally U.S. government obligations.
Although the percentages set forth below may vary substantially over time, as of the date of this Form 10-K, the Master Fund estimates:
(i)	up to approximately 10% of the net asset value of the Master Fund will be placed in segregated accounts in the name of the Master Fund with the Commodity Broker (or another eligible financial institution, as applicable) in the form of cash or United States Treasury bills to margin commodity positions. Such funds will be segregated pursuant to CFTC rules;

(ii)	approximately 90% of the net asset value of the Master Fund will be maintained in segregated accounts in the name of the Master Fund in bank deposits or United States Treasury and United States Government Agencies issues.
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
Brokerage Commissions and Fees
The Master Fund will pay to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20.00 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year, although the actual amount of brokerage commissions and fees in any year may be greater.
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
The current term of the License Agreement runs until October 1, 2011 (subject to the right of Thomson Reuters America, LLC to terminate the exclusivity at any time in the event of certain limited circumstances related to specified asset investment thresholds). On the date of filing this Form 10-K, the Managing Owner is in compliance with these thresholds.
Brokerage Agreement
The Commodity Broker and the Master Fund entered into brokerage agreements, or (“Brokerage Agreements”). As a result, the Commodity Broker:
(i)	acts as the clearing broker;

(ii)	acts as custodian of the Master Fund’s assets; and

(iii)	performs such other services for the Master Fund as the Managing Owner may from time-to-time request.
As clearing broker for the Master Fund, the Commodity Broker receives orders for trades from the Managing Owner.
Confirmations of all executed trades are given to the Master Fund by the Commodity Broker. The Brokerage Agreement incorporates the Commodity Broker’s standard customer agreements and related documents, which generally include provisions that:

(i)	all funds, commodities and open or cash positions carried for the Master Fund will be held as security for the Master Fund’s obligations to the Commodity Broker;

(ii)	the margins required to initiate or maintain open positions will be as from time-to-time established by the Commodity Broker and may exceed exchange minimum levels; and

(iii)	the Commodity Broker may close out positions, purchase commodities or cancel orders at any time it deems necessary for its protection, without the consent of the Master Fund.
As custodian of the Master Fund’s assets, the Commodity Broker is responsible, among other things, for providing periodic accountings of all dealings and actions taken by the Master Fund during the reporting period, together with an accounting of all securities, cash or other indebtedness or obligations held by it or its nominees for or on behalf of the Master Fund.
Administrative functions provided by the Commodity Broker to the Master Fund include, but are not limited to, preparing and transmitting daily confirmations of transactions and monthly statements of account, calculating equity balances and margin requirements.
As long as the Brokerage Agreements between the Commodity Broker and the Master Fund are in effect, the Commodity Broker will not charge the Master Fund a fee for any of the services it has agreed to perform, except for the agreed-upon brokerage fee.
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
The Brokerage Agreement provides that neither the Commodity Broker nor any of its respective managing directors, officers, employees or affiliates shall be liable for any costs, losses, penalties, fines, taxes and damages sustained or incurred by the Master Fund other than as a result of the Commodity Broker’s gross negligence or reckless or willful intentional misconduct or breach of such agreement.
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
The Distribution Services Agreement, originally dated January 16, 2007 (as amended on May 15, 2009 and January 7, 2011) shall continue until two years from such date and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Fund’s Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty (60) days’ written notice by the Fund’s Managing Owner or by the Distributor. The Distribution Services Agreement shall automatically terminate in the event of its assignment.
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
The Marketing Services Agreement (dated January 14, 2008 as amended, including on April 30, 2009, May 15, 2009, and January 1, 2011) had an original term of two years from January 14, 2008, thereafter continuing automatically for successive annual periods, unless a party provides notice to the other party within 60 days of the termination of the then current term.
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
Thomson Reuters America LLC entered into a License Agreement with the Managing Owner whereby the Managing Owner was granted an exclusive license with respect to the development and creation of U.S. exchange traded funds. The amended license agreement granted to the Managing Owner has a term ending October 1, 2011 and may be terminated under certain circumstances which could cause your investment to decline significantly in value. In addition to that, because the license granted is an exclusive license with respect to a limited type of investment product, a different product could be created, which could also cause your investment to decline in value. If the license expires and is not renewed or is terminated, or a competitive product is created, then the Managing Owner would seek shareholder approval to either (i) liquidate the Master Fund and the Fund or (ii) approve a different index to track for comparison purposes.
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
Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Master Fund.
CFTC and commodity exchange rules impose speculative position limits on market participants, which could include the Master Fund, trading in certain agricultural commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts. The Managing Owner anticipates that these position limits will become more of an issue when the Master Fund reaches close to US$1.2 billion of net asset value, at which point the Managing Owner may either prevent the issuance of additional creation units or may apply to the CFTC for relief from certain position limits.
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
Fees are Charged Regardless of Profitability and May Result in Depletion of Assets.
The Fund indirectly is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of up to 0.85% per annum. Additional charges include brokerage fees expected to be approximately 0.24% per annum in the aggregate. The Fund is expected to earn interest income at an annual rate of .14% per annum, based upon the current yield on a three month U.S.

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
Items of Income, Gain, Deduction, Loss and Credit with respect to Fund Shares could be Reallocated if the IRS does not Accept the Assumptions or Conventions Used by the Master Fund in Allocating Master Fund Tax Items
U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Master Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to the Fund’s Shareholders in a manner that reflects the Shareholders’ beneficial shares of partnership items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Master Fund do not satisfy the technical requirements of the Internal Revenue Code and/or Treasury regulations and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects you.
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
As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2011 may specify a January 2012 expiration. As that contract nears expiration, it may be replaced by selling the January 2012 contract and purchasing the contract expiring in March 2012. This process is referred to as “rolling.” Historically, the prices of crude oil and heating oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2012 contract would take place at a price that is higher than the price at which the March 2012 contract is purchased, thereby creating a gain in connection with rolling. While crude oil and heating oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in any of the commodities comprising the Index could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on our assessment, we believe that, as of December 31, 2010, internal control over financial reporting is effective.
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

ITEM 3.	LEGAL PROCEEDINGS
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Limited Shares of the Fund trade on the New York Stock Exchange under the symbol “GCC.”
2010 Monthly Stock Price Data for GCC

Date	High	Low	Close	Open

December	33.51	29.98	32.95	29.99
November	33.53	29.02	29.69	30.04
October	30.01	27.56	29.79	28.23
September	28.55	26.40	28.16	26.45
August	27.13	25.68	26.20	26.73
July	26.43	24.56	26.41	24.81
June	25.57	23.83	24.93	24.39
May	25.86	23.88	24.54	25.83
April	25.96	25.15	25.79	25.22
March	25.94	24.68	25.08	25.79
February	25.88	24.27	25.72	25.21
January	27.30	25.05	25.06	26.93
2009 Monthly Stock Price Data for GCC

Date	High	Low	Close	Open

December	26.58	25.33	26.32	26.31
November	26.20	24.89	26.11	25.05
October	26.20	23.30	25.01	23.93
September	24.28	22.73	23.97	23.10
August	24.41	22.80	23.08	23.95
July	23.55	21.31	23.52	23.00
June	25.79	22.39	22.88	24.85
May	24.50	21.92	24.34	21.99
April	23.99	21.00	21.79	21.83
March	23.60	19.01	21.95	20.43
February	22.81	20.42	20.82	21.55
January	22.99	20.79	21.80	22.12

2008 Monthly Stock Price Data for GCC

Date	High	Low	Close	Open

December	23.95	19.51	21.92	21.49
November	24.30	18.94	21.78	22.78
October	27.90	18.71	22.70	27.67
September	30.84	26.04	27.62	30.77
August	33.90	28.50	31.71	33.33
July	37.99	30.26	33.75	36.83
June	37.52	33.33	36.88	34.16
May	34.82	28.00	33.74	33.22
April	35.78	31.67	33.53	32.40
March	37.00	30.55	32.34	35.99
February	35.85	31.50	35.35	31.94
January	31.90	30.45	31.70	30.45
Shares Outstanding
As of December 31, 2010, the Fund had 16,250,000 of its Limited Shares outstanding.
As of December 31, 2009, the Fund had 8,750,000 of its Limited Shares outstanding.
As of December 31, 2008, the Fund had 800,000 of its Limited Shares outstanding.
Distributions
There were no distributions during 2010, 2009, or 2008.
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
The Fund filed a Registration Statement on Form S-3 (Registration No.: 333-170917) on December 2, 2010, which was declared effective on January 14, 2011 (the “2011 Registration Statement”). Under the 2011 Registration Statement, the Fund registered an additional 20,000,000 shares with the SEC.
The Shares began trading on the American Stock Exchange on January 24, 2008 and are now traded on the NYSE-Arca as of November 25, 2008.
The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.
During the year ended December 31, 2010, 9,200,000 Shares were created for $262,051,675 and 1,700,000 Shares were redeemed for $43,750,891. For the three months ended December 31, 2010, 5,150,000 Shares were created for $155,161,842 and 0 Shares were redeemed. On December 31, 2010, 16,250,000 Shares of the Fund were outstanding for a market capitalization of $535,437,500.
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
The Fund commenced investment operations on January 23, 2008. Prior to that date there were no sales or redemptions.
Dividends
The Fund has not made and does not intend to make cash distributions to its shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended	Year Ended	Period Ended
	December 31, 2010	December 31, 2009	December 31, 2008 (i)

Total assets	$535,067,061	$229,623,343	$17,550,900
Net realized and unrealized gain (loss) on futures transactions and investments, inclusive of commissions	$89,562,608	$27,112,878	$(7,095,792)
Net income (loss)	$86,627,933	$25,933,097	$(7,001,170)
Cash held by broker	$6,487,519	$97,250,587	$13,331,630
Total assets per share	$32.93	$26.24	$21.94
Cash and cash equivalents per share at end of year/period	$0.40	$11.11	$16.66

(i)	The Fund commenced investment operations on January 23, 2008; therefore there were no items of income or expense for the year ended December 31, 2007 and there were no assets in the Fund as of December 31, 2007.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The ticker symbol of the Fund is GCC.
Management’s Discussion of Results of Operations
Results of Operations. As of December 31, 2010, the net unrealized gain on Futures Contracts owned or held on that day was $58,639,682 and the Fund had total assets of $535,067,061. The ending per unit NAV on December 31, 2010 was $32.88.
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

The Fund also incurs commissions to brokers for the purchase and sale of Futures Contracts and Treasuries. Total commissions and fees amounted to $712,620, $287, 584, and $54,945 for the years ended December 31, 2010, 2009, and 2008, respectively. The Managing Owner has estimated its annual level of such commissions to be approximately 0.24% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in the future.
Interest Income. Unlike some alternative investment funds, the Fund does not borrow money in order to obtain leverage, so the Fund does not incur any interest expense. Rather, the Fund’s margin deposits are maintained in Treasuries and short term investments and interest is earned on the Fund’s available assets. The Fund earned total interest income of $301,808, $126,329, and $338,455 for the years ended December 31, 2010, 2009, and 2008, respectively.
Performance Summary

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500.00	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,082.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623.00	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,674.50	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,188.50	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,841.50	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,185.50	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,582.50	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387.00	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134.00	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,101.50	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096.00	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090.00	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,543.50	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,586.50	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,584.50	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,210.50	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,136.50	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000.00	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,159.50	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,694.50	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247.00	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,804.50	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311.00	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,754.50	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,283.50	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,753.50	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288.00	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225.00	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246.00	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321.00	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,810.50	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407.00	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488.00	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,483.50	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644.00	10.82%	16.84%	25.40%	9.60%

Comparison of the CCI-TR Index and the Greenhaven Continuous Commodity Fund Net Asset Value (“GCC NAV”) for the Years
Ended December 31, 2010, 2009 and 2008 and For the Three Months Ended December 31, 2010, 2009 and 2008

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index — Total Return, or the Index, over time. The Fund’s Net Asset Value exceeded the Index by 1.68%, 2.82% and 1.70% net of fees for the years ended December, 31 2010, 2009 and 2008, respectively. The Fund’s Net Asset Value exceeded the Index by .45%, .43%, and .97% for the three months ended December 31, 2010, 2009, and 2008, respectively.
The Fund registered 4,000,000 shares on December 5, 2007 and commenced investment operations on January 23, 2008. An additional 21,000,000 shares were publicly registered on May 14, 2009 and an additional 20,000,000 shares were publicly registered on January 14, 2011 using Form S-3. As of December 31, 2010, the Fund had 16,250,000 Limited Shares outstanding.
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
In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Applicable accounting standards for fair value measurement and disclosure guidance require a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
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
In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets and a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4 within the financial statements in Item 8 for further information regarding this accounting policy.
Market Risk
See section 1A — Risk Factors and Section 7A — Quantitative and Qualitative Disclosures About Market Risk for a complete discussion of market risk
Credit Risk
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
The Lack Of An Active Trading Market for the Shares May Result in Losses on Your Investment at the Time of Disposition of Your Shares.
See Item 1A- Risk Factors
Possible Illiquid Markets May Exacerbate Losses.
See Item 1A — Risk Factors
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
Index to Financial Statements
GreenHaven Continuous Commodity Index Fund

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Shareholders of
GreenHaven Continuous Commodity Index Fund:
We have audited the accompanying consolidated statements of financial condition of GreenHaven Continuous Commodity Index Fund (the Fund) as of December 31, 2010 and 2009, the consolidated schedule of investments as of December 31, 2010 and 2009, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Greenhaven Continuous Commodity Index Fund’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Atlanta, Georgia
March 14, 2011

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts:
Short-term investments (cost $469,919,567 and $119,990,308 as of 2010 and 2009, respectively)	$469,939,860	$119,992,525
Cash held by broker	6,487,519	97,250,587
Net unrealized appreciation on futures contracts	58,639,682	12,380,231

Total assets	$535,067,061	$229,623,343

Liabilities and shareholders’ equity
Management fee payable to related party	$352,427	$149,819
Broker fee payable	351,579	39,186

Total liabilities	704,006	189,005

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Retained earnings (deficit)	144	(189)

Total General Units	1,644	1,311

Limited Units:
Paid in capital - 16,250,000 and 8,750,000 redeemable units issued and outstanding as of 2010 and 2009, respectively	428,801,695	210,500,911

Retained earnings	105,559,716	18,932,116

Total Limited Units	534,361,411	229,433,027

Total shareholders’ equity	534,363,055	229,434,338

Total liabilities and shareholders’ equity	$535,067,061	$229,623,343

Net asset value per share

General Units	$32.88	$26.22

Limited Units	$32.88	$26.22
See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2010

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.09% due January 13, 2011	33.68%	$179,998,380	$180,000,000
U.S. Treasury Bills, 0.12% due February 03, 2011	11.23	59,995,500	60,000,000
U.S. Treasury Bills, 0.13% due February 17, 2011	1.87	9,998,620	10,000,000
U.S. Treasury Bills, 0.12% due February 24, 2011	3.74	19,996,760	20,000,000
U.S. Treasury Bills, 0.15% due March 10, 2011	9.36	49,989,000	50,000,000
U.S. Treasury Bills, 0.13% due March 24, 2011	28.06	149,961,600	150,000,000

Total U.S. Treasury Obligations (cost $469,919,567)	87.94%	$469,939,860	$470,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation on Futures Contracts
Cocoa (344 contracts, settlement date March 16, 2011)	0.12%	$636,750	$10,440,400
Cocoa (343 contracts, settlement date May 13, 2011)	0.11	606,950	10,468,360
Cocoa (344 contracts, settlement date July 14, 2011)	0.13	682,981	10,540,160
Coffee (116 contracts, settlement date March 21, 2011)	0.40	2,127,581	10,461,750
Coffee (116 contracts, settlement date May 18, 2011)	0.40	2,152,463	10,518,300
Coffee (116 contracts, settlement date July 19, 2011)	0.27	1,460,111	10,468,275
Copper (94 contracts, settlement date March 29, 2011)	0.36	1,927,650	10,450,450
Copper (94 contracts, settlement date May 26, 2011)	0.39	2,061,488	10,432,825
Copper (95 contracts, settlement date July 27, 2011)	0.20	1,078,225	10,504,625
Corn (330 contracts, settlement date March 14, 2011)	0.36	1,945,850	10,378,500
Corn (330 contracts, settlement date May 13, 2011)	0.36	1,927,875	10,502,250
Corn (330 contracts, settlement date July 14, 2011)	0.20	1,068,200	10,560,000
Cotton (154 contracts, settlement date March 09, 2011)	0.43	2,294,524	11,150,370
Cotton (151 contracts, settlement date May 06, 2011)	0.34	1,802,070	10,389,555
Cotton (152 contracts, settlement date July 07, 2011)	0.12	644,704	9,826,800
Florida Orange Juice (427 contracts, settlement date March 11, 2011)	0.13	699,810	10,475,378
Florida Orange Juice (422 contracts, settlement date May 10, 2011)	0.06	295,988	10,450,830
Florida Orange Juice (420 contracts, settlement date July 11, 2011)	0.10	537,300	10,480,050
Gold (74 contracts, settlement date February 24, 2011)	0.17	914,920	10,518,360
Gold (73 contracts, settlement date April 27, 2011)	0.18	970,160	10,392,280
Gold (73 contracts, settlement date June 28, 2011)	0.05	239,600	10,407,610
Heating Oil (58 contracts, settlement date January 31, 2011)	0.13	684,037	6,193,286
Heating Oil (58 contracts, settlement date February 28, 2011)	0.13	677,783	6,208,146
Heating Oil (59 contracts, settlement date March 31, 2011)	0.14	730,666	6,305,023
Heating Oil (59 contracts, settlement date April 29, 2011)	0.07	378,487	6,295,111
Heating Oil (59 contracts, settlement date May 31, 2011)	0.07	378,420	6,302,793
Lean Hogs (225 contracts, settlement date February 14, 2011)	0.08	405,900	7,177,500
Lean Hogs (225 contracts, settlement date April 14, 2011)	0.09	486,320	7,548,750
Lean Hogs (225 contracts, settlement date June 14, 2011)	0.09	457,720	8,374,500
Lean Hogs (226 contracts, settlement date July 15, 2011)	0.08	444,060	8,357,480
Light, Sweet Crude Oil (67 contracts, settlement date January 20, 2011)	0.11	605,960	6,122,460
Light, Sweet Crude Oil (68 contracts, settlement date February 22, 2011)	0.12	655,440	6,270,960
Light, Sweet Crude Oil (68 contracts, settlement date March 22, 2011)	0.13	710,820	6,317,880
Light, Sweet Crude Oil (68 contracts, settlement date April 19, 2011)	0.07	378,669	6,351,880
Light, Sweet Crude Oil (67 contracts, settlement date May 20, 2011)	0.07	387,900	6,283,260
Live Cattle (238 contracts, settlement date February 28, 2011)	0.16	842,540	10,314,920
Live Cattle (237 contracts, settlement date April 29, 2011)	0.16	840,320	10,636,560
Live Cattle (239 contracts, settlement date June 30, 2011)	0.08	448,240	10,446,690
Natural Gas (142 contracts, settlement date January 27, 2011)	0.02	125,030	6,255,100
Natural Gas (142 contracts, settlement date February 24, 2011)	0.03	184,880	6,279,240
Natural Gas (142 contracts, settlement date March 29, 2011)	0.03	185,310	6,249,420
Natural Gas (142 contracts, settlement date April 27, 2011)	0.09	484,577	6,296,280
Natural Gas (142 contracts, settlement date May 26, 2011)	0.09	463,960	6,354,500
Platinum (176 contracts, settlement date April 27, 2011)	0.24	1,277,895	15,648,160
Platinum (177 contracts, settlement date July 27, 2011)	0.12	628,240	15,779,550
Silver (68 contracts, settlement date March 29, 2011)	0.52	2,776,085	10,518,580
Silver (67 contracts, settlement date May 26, 2011)	0.59	3,152,680	10,381,985
Silver (67 contracts, settlement date July 27, 2011)	0.23	1,242,865	10,398,400
Soybean (148 contracts, settlement date March 14, 2011)	0.38	2,043,188	10,382,200
Soybean (149 contracts, settlement date May 13, 2011)	0.40	2,149,688	10,497,050
Soybean (149 contracts, settlement date July 14, 2011)	0.15	776,537	10,515,675
Sugar (320 contracts, settlement date February 28, 2011)	0.38	2,021,544	11,511,808
Sugar (320 contracts, settlement date April 29, 2011)	0.33	1,767,517	10,508,288
Sugar (321 contracts, settlement date June 30, 2011)	0.26	1,368,442	9,419,424
Wheat (256 contracts, settlement date March 14, 2011)	0.12	657,400	10,166,400
Wheat (258 contracts, settlement date May 13, 2011)	0.17	891,337	10,587,675
Wheat (257 contracts, settlement date July 14, 2011)	0.16	854,025	10,691,200

Net Unrealized Appreciation on Futures Contracts	10.97%	$58,639,682	$533,765,262

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
See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Income
Interest Income	$301,808	$126,329	$338,455

Expenses
Management fee to related party	2,523,863	1,018,526	188,888
Brokerage commissions and fees	712,620	287,584	54,945

Total expenses	3,236,483	1,306,110	243,833

Net Investment Income (Loss)	(2,934,675)	(1,179,781)	94,622

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	(403)	397	2,725
Futures Contracts	43,285,484	12,851,212	(5,219,696)

Net Realized Gain (Loss)	43,285,081	12,851,609	(5,216,971)

Net Change in Unrealized Gain (Loss) on
Investments	18,076	748	1,469
Futures Contracts	46,259,451	14,260,521	(1,880,290)

Net Change in Unrealized Gain (Loss)	46,277,527	14,261,269	(1,878,821)

Net Realized and Unrealized Gain (Loss) on Investments and Future Contracts	89,562,608	27,112,878	(7,095,792)

Net Gain (Loss)	$86,627,933	$25,933,097	$(7,001,170)

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Changes in Shareholders’ Equity
For the Year Ended December 31, 2010

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2010	50	$1,500	$(189)	$1,311	8,750,000	$210,500,911	$18,932,116	$229,433,027	$229,434,338
Creation of Limited Units	—	—	—	—	9,200,000	262,051,675	—	262,051,675	262,051,675
Redemption of Limited Units	—	—	—	—	(1,700,000)	(43,750,891)	—	(43,750,891)	(43,750,891)
Net gain:
Net investment loss	—	—	(15)	(15)	—	—	(2,934,660)	(2,934,660)	(2,934,675)
Net realized gain on Investments and Futures Contracts	—	—	165	165	—	—	43,284,916	43,284,916	43,285,081
Net change in unrealized gain on Investments and Futures Contracts	—	—	183	183	—	—	46,277,344	46,277,344	46,277,527

Net gain	—	—	333	333	—	—	86,627,600	86,627,600	86,627,933

Balance at December 31, 2010	50	$1,500	$144	$1,644	16,250,000	$428,801,695	$105,559,716	$534,361,411	$534,363,055

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2009

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2009	50	$1,500	$(404)	$1,096	800,000	$24,539,494	$(7,000,766)	$17,538,728	$17,539,824
Creation of Limited Units	—	—	—	—	11,000,000	260,518,098	—	260,518,098	260,518,098
Redemption of Limited Units	—	—	—	—	(3,050,000)	(74,556,681)	—	(74,556,681)	(74,556,681)
Net gain:
Net investment loss	—	—	(14)	(14)	—	—	(1,179,767)	(1,179,767)	(1,179,781)
Net realized gain (loss) on Investments and Futures Contracts	—	—	(2)	(2)	—	—	12,851,611	12,851,611	12,851,609
Net change in unrealized gain on Investments and Futures Contracts	—	—	231	231	—	—	14,261,038	14,261,038	14,261,269

Net gain	—	—	215	215	—	—	25,932,882	25,932,882	25,933,097

Balance at December 31, 2009	50	$1,500	$(189)	$1,311	8,750,000	$210,500,911	$18,932,116	$229,433,027	$229,434,338

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2008

	General Units					Limited Units				Total
					Total				Total
					General				Limited	Total
	General Units		Accumulated	Subscription	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Receivable	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 1, 2008	50	$1,500	$—	$(1,500)	$—	—	$—	$—	$—	$—
Collection of Subscription receivable	—	—	—	1,500	1,500	—	—	—	—	1,500
Creation of Limited Units	—	—	—	—	—	1,550,000	49,787,546		49,787,546	49,787,546
Redemption of Limited Units	—	—	—	—	—	(750,000)	(25,248,052)	—	(25,248,052)	(25,248,052)
Net loss:
Net investment income	—	—	6	—	6	—	—	94,616	94,616	94,622
Net realized loss on Investments and Futures Contracts	—	—	(359)	—	(359)	—	—	(5,216,612)	(5,216,612)	(5,216,971)
Net change in unrealized loss on Investments and Futures Contracts	—	—	(51)	—	(51)	—	—	(1,878,770)	(1,878,770)	(1,878,821)

Net loss:	—	—	(404)	—	(404)	—	—	(7,000,766)	(7,000,766)	(7,001,170)

Balance at December 31, 2008	50	$1,500	$(404)	$—	$1,096	800,000	$24,539,494	$(7,000,766)	$17,538,728	$17,539,824

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash flow from operating activities:
Net Gain (Loss)	$86,627,933	$25,933,097	$(7,001,170)
Adjustments to reconcile net (loss) gain to net cash used for operating activities:
Purchase of investment securities	(1,159,625,357)	(604,867,964)	(101,741,449)
Proceeds from sales of investment securities	809,997,503	489,996,097	97,065,528
Net accretion of discount and amortization of premium	(301,808)	(119,648)	(319,750)
Net realized loss (gain) on investment securities	403	(397)	(2,725)
Unrealized (appreciation) depreciation on investments	(46,277,527)	(14,261,269)	1,878,821
(Increase) decrease in capital shares receivable and other assets (*)	—	1,099,695	(1,099,695)
Increase in accrued expenses	515,001	177,929	11,076

Net cash used for operating activities	(309,063,852)	(102,042,460)	(11,209,364)

Cash flows from financing activities:
Subscription receivable	—	—	1,500
Proceeds from creation of Limited Units	262,051,675	260,518,098	49,787,546
Redemption of Limited Units	(43,750,891)	(74,556,681)	(25,248,052)

Net cash provided by financing activities	218,300,784	185,961,417	24,540,994

Net change in cash	(90,763,068)	83,918,957	13,331,630
Cash held by broker at beginning of period	97,250,587	13,331,630	—

Cash held by broker at end of period	$6,487,519	$97,250,587	$13,331,630

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009, and 2008
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
The Fund and Master Fund registration statement for the issuance of 4,000,000 Shares went effective on December 5, 2007. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (the AMEX) on January 24, 2008. On November 24, 2008 the Fund de-listed from the AMEX and on November 25, 2008 the Fund listed on NYSE Arca. On May 14, 2009 the Fund registered an additional 21,000,000 units. On January 14, 2011 the Fund registered an additional 20,000,000 units. Prior to January 23, 2008, the only activity in the Fund was the subscription in 2006 by the Managing Owner for the General Units and the related payment for them in January 2008.
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
The Managing Owner, the Fund, and the Master Fund retain the services of third party service providers to operate the ongoing operations of the Fund and the Master Fund. (See Note (2)).
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
(c) United States Treasury Obligations
The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s commodity broker as margin and for trading and holding against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.
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
(g) Recently Issued Accounting Pronouncements
The FASB has issued additional disclosure guidance, clarifying existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e. Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years..
(h) Subsequent Events
For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the year ending December 31, 2010 and when the financial statements were issued. Other than the 4,550,000 Limited Shares created and 200,000 Limited Shares redeemed resulting in 20,600,000 Limited Shares outstanding, this evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.
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
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of December 31, 2010, classified according to the levels used to value them, are as follows:

Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals

U.S. Treasuries	$—	$469,939,860	$—	$469,939,860
Futures Contracts	58,639,682	—	—	58,639,682

Total	$58,639,682	$469,939,860	$—	$528,579,542

Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Liabilities	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals

Futures Contracts	$—	$—	$—	$—

Total	$—	$—	$—	$—

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

(5) Derivative Instruments and Hedging Activities
The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of December 31, 2010, the Funds were invested in futures contracts.
At December 31, 2010, the total fair value of derivative instruments held were as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives*	Net Derivatives*

Futures Contracts	$58,639,682	$—	$58,639,682

*	Fair values of derivative instruments include variation margin receivable for futures contracts.
The following is a summary of the realized and unrealized gains of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2010:

	Realized Gain on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments

Futures Contracts	$43,285,484	$46,259,451
At December 31, 2009, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives*	Net Derivatives*

Futures Contracts	$12,380,231	$—	$12,380,231

*	Fair values of derivative instruments include variation margin receivable/payable for futures contracts.
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
(8) Operating Expenses
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the years ended December 31, 2010, 2009, and 2008 were $2,523,863, $1,018,526, and $188,888, respectively. The management fee was charged to the Fund and paid to the Managing Owner. The Fund did not commence investment operations until January 23, 2008.
(b) Organization and Offering Expenses
Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of the Shares were paid by GreenHaven, LLC. GreenHaven, LLC is the sole member of the Managing Owner. The Fund and the Master Fund do not have an obligation to reimburse GreenHaven, LLC or its affiliates for organization and offering expenses paid on their behalf.
(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees are charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the years ended December 31, 2010, 2009, and 2008 were $712,620, $287,584, and $54,945, respectively. The Fund did not commence investment operations until January 23, 2008. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to 0.02% of the net asset value of the Master Fund.
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
(11) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the periods ended December 31, 2010, 2009, and 2008. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008 (iii)
Net Asset Value
Net asset value per Limited Share, beginning of period	$26.22	$21.92	$30.00

Net realized and change in unrealized gain (loss) from investments and futures	6.93	4.53	(8.20)

Net investment income (loss)	(0.27)	(0.23)	0.12

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008 (iii)
Net increase (decrease) in net assets from operations	6.66	4.30	(8.08)

Net asset value per Limited Share, end of period	$32.88	$26.22	$21.92

Market value per Limited Share, beginning of period	26.32	21.92	30.00

Market value per Limited Share, end of period	$32.95	$26.32	$21.92

Ratio to average net assets (i)

Net investment loss	(0.98)%	(0.98)%	0.43%

Total expenses	1.09%	1.08%	1.10%

Total Return, at net asset value (ii)	25.40%	19.62%	(26.90	)% (iv)

Total Return, at market value (ii)	25.19%	20.07%	(26.90	)% (iv)

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

(iii)	Reflects operating results since January 23, 2008, the date of commencement of investment operations.

(iv)	Percentages are calculated for the period January 23, 2008 to December 31, 2008 based on initial offering price upon commencement of investment operations of $30.00.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
We assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective.
Grant Thornton LLP, the independent registered public accounting firm that audited the Fund’s consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the Fund’s internal control over financial reporting, which appears on page 68 of this Annual Report on Form 10-K.
Management evaluated whether there was a change in the Fund’s internal control over financial reporting during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. Based on our evaluation, we believe that there was no such change during the three months ended December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Managers and Shareholders of
GreenHaven Continuous Commodity Index Fund:
We have audited GreenHaven Continuous Commodity Index Fund’s internal control over financial reporting as of December 31 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GreenHaven Continuous Commodity Index Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on GreenHaven Continuous Commodity Index Fund’s internal control over financial reporting based on our audit.
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
In our opinion, GreenHaven Continuous Commodity Index Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial condition, including the consolidated schedule of investments, of GreenHaven Continuous Commodity Index Fund as of December 31, 2010 and 2009, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the three-years in the period ended December 31, 2010 and our report dated March 14, 2011 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Atlanta, Georgia
March 14, 2011

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.
The current board of directors and executive officers of the Managing Owner are as follows:

Name	Age	Position
Ashmead Pringle	64	Chief Executive Officer and Member of the Board of Directors
Thomas Fernandes	37	Chief Financial Officer and Member of the Board of Directors
Michael Loungo	39	Independent Director, Audit Committee Member
Marcus Bensman	37	Independent Director, Audit Committee Member
Edward O’Neil	63	Independent Director, Audit Committee Member
Mr. Ashmead Pringle and Mr. Thomas Fernandes serve as executive officers of the Managing Owner. Mr. Michael Loungo is the Audit Committee Chair. The Fund has no executive officers. Its affairs are managed by the Managing Owner. The following individuals serve as Management & Directors of the Managing Owner.
Principals and Key Employees. Ashmead Pringle and Thomas Fernandes serve as the chief decision makers of the Managing Owner.
Ashmead Pringle, 64, President
Mr. Pringle founded the Managing Owner and has served as the President since October of 2006. Since 1984, Mr. Pringle founded and has acted as the President of Grain Service Corporation (GSC), a commodity research and trading company. Mr. Pringle has conducted hundreds of seminars on hedging, risk management, and basis trading in energy and agriculture, and is a recognized expert in commodity risk management. Mr. Pringle became a registered Associated Person and listed Principal of the Managing Owner on November 15, 2006. He became a listed Principal of GreenHaven, LLC on November 15, 2006 and a registered Associated Person of GreenHaven, LLC on September 18, 2006. GreenHaven LLC is a Georgia LLC, which focuses on the development of private and public commodity investments. He became a listed Principal of Grain Service Corporation, Inc. on June 12, 1985 and a registered Associated Person of Grain Service Corporation, Inc. on October 31, 1985.
Thomas Fernandes, 37, Treasurer and Manager of Operations
Mr. Fernandes is the Chief Operations Officer of the Managing Owner and has held that position since October of 2006. From May 2005 to October 2006, Mr. Fernandes has worked as a commodity derivatives expert at GSC. Prior to joining GSC, Mr. Fernandes worked as an analyst at West Broadway Partners, an investment partnership, from March 2002 to April 2005. From March 2000 to March 2002, Mr. Fernandes was employed as a trader at Fleet Bank of Boston. Mr. Fernandes became a registered Associated Person and listed Principal of the Managing Owner on October 26, 2006. He became a listed Principal of GreenHaven, LLC on August 29, 2006 and an Associated Person of GreenHaven, LLC on September 14, 2006. He became an Associated Person of Grain Service Corporation, Inc. on June 8, 2005.
Cooper Anderson, 31, Trader
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
Scott Glasing, 48. Trader
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
Marcus Bensman has been an Independent Director of the Managing Owner since January 2, 2008 and, as such, serves on the board of directors of the Managing Owner, which acts on behalf of the Fund. Mr. Bensman is a partner in Cima Management, LLC a privately held company focused on Real Estate Development. Prior to Cima Management, Mr. Bensman served as the CFO for PhyTest, Inc. a privately held healthcare service company based in Atlanta from 2007 to 2010. Mr. Bensman also worked eight years for McKesson (NYSE:MCK) with financial oversight of the company’s Revenue Cycle Management division. Marc is a graduate of the University of New York at Buffalo with a degree in managerial finance.
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
As of December 31, 2010, none of either Mr. Pringle, Mr. Fernandes, Mr. Anderson, Mr. Glasing or any Director owned any Shares, and the Managing Owner owned fifty (50) Shares.
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
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
The Fund has no employees, officers or directors and is managed by GreenHaven Commodity Services LLC. None of the directors or officers of GreenHaven Commodity Services LLC receive compensation from the Fund. GreenHaven Commodity Services LLC receives a monthly management fee of 1/12 of 0.85% (0.85% annually) of the average daily net assets of the Fund during the preceding month. During 2010, the Fund incurred management fees of $2,523,863 and brokerage commission expenses of $712,620. During 2009, the Fund incurred management fees of $1,018,526 and brokerage commission expenses of $287,584. During 2008, the Fund incurred management fees of $188,888 and brokerage commission expenses of $54,945. Since the Fund commenced investment operations on January 23, 2008, the Fund did not incur any management fees or brokerage commission expenses during 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Limited Shares as of December 31, 2010, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

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
The following table sets forth compensation earned during the year ended December 31, 2010, by the Directors of the Managing Owner.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation(1)	Total
Independent Directors
Michael Loungo	$13,500	NA	NA	NA	$NA	$NA	$13,500
Edward O’Neil	$7,500	NA	NA	NA	$NA	$NA	$7,500
Marcus Bensman	$7,500	NA	NA	NA	$NA	$NA	$7,500

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Non-Audit Fees
The following table sets forth the fees for professional services rendered by Grant Thornton, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Audit Fees	$157,850	$152,810	$130,218
Audit-Related Fees
Tax Fees
All Other Fees

Total	$157,850	$152,810	$130,218

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
(a)(3) Exhibits

EXHIBIT NO.	DESCRIPTION
4.1	Amended Declaration of Trust and Trust Agreement of the Registrant[1]

4.2	Amended Declaration of Trust and Trust Agreement of the Co-Registrant[1]

4.3	Form of Participant Agreement[2]

10.1	Form of Escrow Agreement[3]

10.2	Form of Global Custody Agreement[3]

10.3	Form of Administration Agreement[4]

10.4	Form of Transfer Agency and Service Agreement[3]

10.5	Form of Distribution Services Agreement[4]

[1]	Previously filed as an exhibit to Form S-1 on November 3, 2006 and incorporated herein by reference.

[2]	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1 on October 2, 2007 and incorporated herein by reference.

[3]	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1 on August 1, 2007 and incorporated herein by reference.

[4]	Previously filed as an exhibit to Form 8-K on January 14, 2008 and incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
10.6	Marketing Agreement with ALPS Distributors, Inc[4]

10.7	License Agreement[1]

10.9	Addendum to License Agreement[5]

10.10	Addendum to License Agreement[6]

10.11	Addendum to License Agreement[7]

10.12	Amendment to Marketing Services Agreement[8]

10.13	Amendment to Marketing Services Agreement[9]

10.14	Amendment to Marketing Services Agreement[10]

10.15	Amendment to Distribution Agreement[9]

23.3	Consent of Independent Registered Public Accounting Firm

31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)

32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	Prospectus filed by the registrant on January 3, 2011 pursuant to Rule 424(b)(3) of the Securities Act (File No.333-158733)

[5]	Previously filed as an exhibit to Form 8-K on March 6, 2009 and incorporated herein by reference.

[6]	Previously filed as an exhibit to Form 8-K on October 1, 2009 and incorporated herein by reference.

[7]	Previously filed as an exhibit to Form 8-K on October 14, 2009 and incorporated herein by reference.

[8]	Previously filed as an exhibit to Form 8-K on May 1, 2009 and incorporated herein by reference.

[9]	Previously filed as an exhibit to Form 8-K on May 19, 2009 and incorporated herein by reference.

[10]	Previously filed as an exhibit to Form 8-K on August 16, 2010 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By: Name:	/s/ Ashmead Pringle Ashmead Pringle
	Title:	Director and Chief Executive Officer

Dated: March 14, 2011	By:	/s/ Thomas J. Fernandes

	Name: Title:	Thomas J. Fernandes Chief Operating Officer (principal financial officer)