Form 10-Q
period 2011-03-31
GreenHaven Continuous Commodity Index Fund
filed 2011-05-10
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding Limited Shares as of March 31, 2011: 23,250,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED MARCH 31, 2011

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
March 31, 2011 (unaudited) and December 31, 2010

	March 31,
	2011	December 31,
	(unaudited)	2010
Assets
Equity in broker trading accounts:
Short-term investments (cost $674,918,656 and $469,919,567 as of March 31, 2011 and December 31, 2010, respectively)	$674,945,050	$469,939,860
Cash held by broker	90,993,781	6,487,519
Net unrealized appreciation on futures contracts	44,737,269	58,639,682
Capital shares receivable	8,799,438	—

Total assets	$819,475,538	$535,067,061

Liabilities and shareholders’ equity
Management fee payable to related party	$529,039	$352,427
Broker fee payable	596,958	351,579

Total liabilities	1,125,997	704,006

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Retained earnings	260	144

Total General Units	1,760	1,644

Limited Units:
Paid in capital - 23,250,000 and 16,250,000 redeemable units issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	669,520,879	428,801,695
Retained earnings	148,826,902	105,559,716

Total Limited Units	818,347,781	534,361,411

Total shareholders’ equity	818,349,541	534,363,055

Total liabilities and shareholders’ equity	$819,475,538	$535,067,061

Net asset value per share

General Units	$35.20	$32.88

Limited Units	$35.20	$32.88
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
March 31, 2011

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.06% due April 14, 2011	28.41%	$229,997,470	$230,000,000
U.S. Treasury Bills, 0.05% due May 05, 2011	13.59	109,996,150	110,000,000
U.S. Treasury Bills, 0.06% due May 19, 2011	1.23	9,999,440	10,000,000
U.S. Treasury Bills, 0.11% due May 26, 2011	2.47	19,998,720	20,000,000
U.S. Treasury Bills, 0.11% due June 09, 2011	14.82	119,986,200	120,000,000
U.S. Treasury Bills, 0.10% due June 23, 2011	22.85	184,967,070	185,000,000

Total U.S. Treasury Obligations (cost $674,918,656)	83.37%	$674,945,050	$675,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (538 contracts, settlement date May 13, 2011)	(0.07)%	$(563,440)	$15,881,760
Cocoa (538 contracts, settlement date July 14, 2011)	(0.06)	(464,480)	15,957,080
Cocoa (538 contracts, settlement date September 15, 2011)	(0.21)	(1,705,630)	16,032,400
Coffee (160 contracts, settlement date May 18, 2011)	0.10	821,269	15,849,000
Coffee (160 contracts, settlement date July 19, 2011)	0.24	1,937,981	16,005,000
Coffee (160 contracts, settlement date September 20, 2011)	0.04	340,650	16,146,000
Copper (148 contracts, settlement date May 26, 2011)	0.12	1,003,962	15,937,750
Copper (148 contracts, settlement date July 27, 2011)	0.05	440,675	16,004,350
Copper (148 contracts, settlement date September 28, 2011)	(0.07)	(579,213)	16,056,150
Corn (469 contracts, settlement date May 13, 2011)	0.22	1,783,863	16,256,712
Corn (469 contracts, settlement date July 14, 2011)	0.21	1,717,413	16,438,450
Corn (471 contracts, settlement date September 14, 2011)	0.01	89,150	15,431,137
Cotton (245 contracts, settlement date May 06, 2011)	0.45	3,677,230	24,528,175
Cotton (245 contracts, settlement date July 07, 2011)	0.43	3,502,605	23,630,250
Florida Orange Juice (594 contracts, settlement date May 10, 2011)	(0.04)	(323,145)	14,505,480
Florida Orange Juice (706 contracts, settlement date July 11, 2011)	(0.02)	(178,943)	16,991,655
Florida Orange Juice (696 contracts, settlement date September 12, 2011)	(0.06)	(507,420)	16,536,960
Gold (167 contracts, settlement date June 28, 2011)	0.11	868,350	24,046,330
Gold (167 contracts, settlement date August 29, 2011)	0.13	1,029,410	24,069,710
Heating Oil (73 contracts, settlement date April 29, 2011)	0.20	1,608,645	9,542,925
Heating Oil (73 contracts, settlement date May 31, 2011)	0.21	1,717,996	9,576,038
Heating Oil (73 contracts, settlement date June 30, 2011)	0.15	1,232,767	9,610,684
Heating Oil (73 contracts, settlement date July 29, 2011)	0.13	1,020,193	9,646,556
Heating Oil (73 contracts, settlement date August 31, 2011)	0.12	1,006,522	9,689,480
Lean Hogs (242 contracts, settlement date April 14, 2011)	0.13	1,033,390	9,072,580
Lean Hogs (241 contracts, settlement date June 14, 2011)	0.14	1,088,720	10,013,550
Lean Hogs (242 contracts, settlement date July 15, 2011)	0.14	1,138,180	10,043,000
Lean Hogs (242 contracts, settlement date August 12, 2011)	0.09	754,120	9,984,920
Lean Hogs (242 contracts, settlement date October 14, 2011)	0.05	409,140	9,012,080
Light, Sweet Crude Oil (90 contracts, settlement date April 19, 2011)	0.16	1,268,406	9,604,800
Light, Sweet Crude Oil (89 contracts, settlement date May 20, 2011)	0.16	1,316,250	9,544,360
Light, Sweet Crude Oil (90 contracts, settlement date June 21, 2011)	0.12	987,630	9,693,900
Light, Sweet Crude Oil (89 contracts, settlement date July 20, 2011)	0.12	951,580	9,611,110
Light, Sweet Crude Oil (90 contracts, settlement date August 22, 2011)	0.12	937,330	9,736,200
Live Cattle (327 contracts, settlement date June 30, 2011)	0.21	1,680,490	15,823,530
Live Cattle (326 contracts, settlement date August 31, 2011)	0.14	1,122,330	15,931,620
Live Cattle (326 contracts, settlement date October 31, 2011)	0.11	923,640	16,352,160
Natural Gas (214 contracts, settlement date April 27, 2011)	0.05	411,068	9,392,460
Natural Gas (213 contracts, settlement date May 26, 2011)	0.06	451,700	9,495,540
Natural Gas (214 contracts, settlement date June 28, 2011)	0.02	158,450	9,700,620
Natural Gas (213 contracts, settlement date July 27, 2011)	0.09	698,800	9,725,580
Natural Gas (214 contracts, settlement date August 29, 2011)	0.09	693,480	9,781,940
Platinum (270 contracts, settlement date July 27, 2011)	(0.03)	(233,305)	24,073,200
Platinum (269 contracts, settlement date October 27, 2011)	(0.06)	(462,685)	24,044,565
Silver (85 contracts, settlement date May 26, 2011)	0.48	3,910,235	16,102,400
Silver (85 contracts, settlement date July 27, 2011)	0.45	3,608,340	16,113,025
Silver (84 contracts, settlement date September 28, 2011)	0.36	2,914,615	15,931,020
Soybean (227 contracts, settlement date May 13, 2011)	0.13	1,028,513	16,006,337
Soybean (226 contracts, settlement date July 14, 2011)	0.08	636,150	16,057,300
Soybean (227 contracts, settlement date August 12, 2011)	0.04	330,488	16,108,488
Sugar (567 contracts, settlement date April 29, 2011)	(0.08)	(608,978)	17,215,934
Sugar (562 contracts, settlement date June 30, 2011)	0.01	47,611	15,761,178
Sugar (562 contracts, settlement date September 30, 2011)	(0.07)	(573,216)	15,207,270
Wheat (402 contracts, settlement date May 13, 2011)	(0.03)	(230,713)	15,341,325
Wheat (401 contracts, settlement date July 14, 2011)	0.01	74,025	16,024,963
Wheat (400 contracts, settlement date September 14, 2011)	(0.15)	(1,204,925)	16,760,000

Net Unrealized Apprecation on Futures Contracts	5.53%	$44,737,269	$817,636,987

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

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended March 31, 2011 and 2010

	2011	2010
Income
Interest Income	$187,623	$27,355

Expenses
Management fee to related party	1,356,513	512,899
Brokerage commissions and fees	383,015	144,818

Total expenses	1,739,528	657,717

Net Investment Loss	(1,551,905)	(630,362)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain on
Futures Contracts	58,715,519	5,793,595

Net Realized Gain	58,715,519	5,793,595

Net Change in Unrealized Gain (Loss) on
Investments	6,101	(5,343)
Futures Contracts	(13,902,413)	(17,165,189)

Net Change in Unrealized Loss	(13,896,312)	(17,170,532)

Net Realized and Unrealized Gain (Loss) on Investments and Future Contracts	44,819,207	(11,376,937)

Net Gain (Loss)	$43,267,302	$(12,007,299)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2011

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at December 31, 2010	50	$1,500	$144	$1,644	16,250,000	$428,801,695	$105,559,716	$534,361,411	$534,363,055
Creation of Limited Units	—	—	—	—	7,200,000	247,842,094	—	247,842,094	247,842,094
Redemption of Limited Units	—	—	—	—	(200,000)	(7,122,910)	—	(7,122,910)	(7,122,910)
Net Gain:
Net Investment Loss	—	—	(4)	(4)	—	—	(1,551,901)	(1,551,901)	(1,551,905)
Net Realized Gain on Investments and Futures Contracts	—	—	156	156	—	—	58,715,363	58,715,363	58,715,519
Net Change in Unrealized Loss on Investments and Futures Contracts	—	—	(36)	(36)	—	—	(13,896,276)	(13,896,276)	(13,896,312)

Net Gain	—	—	116	116	—	—	43,267,186	43,267,186	43,267,302

Balance at March 31, 2011	50	$1,500	$260	$1,760	23,250,000	$669,520,879	$148,826,902	$818,347,781	$818,349,541

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010

	2011	2010
Cash flow from operating activities:
Net Gain (Loss)	$43,267,302	$(12,007,299)
Adjustments to reconcile net (loss) gain to net cash used for operating activities:
Purchase of investment securities	(674,811,466)	(214,947,278)
Proceeds from sales of investment securities	470,000,000	120,000,000
Net accretion of discount and amortization of premium	(187,623)	(27,355)
Unrealized depreciation on investments	13,896,312	17,170,532
(Increase) in capital shares receivable and other assets	(8,799,438)	—
Increase in accrued expenses	421,991	93,227

Net cash used for operating activities	(156,212,922)	(89,718,173)

Cash flows from financing activities:
Proceeds from creation of Limited Units	247,842,094	41,045,103
Redemption of Limited Units	(7,122,910)	(19,064,055)

Net cash provided by financing activities	240,719,184	21,981,048

Net change in cash	84,506,262	(67,737,125)
Cash held by broker at beginning of period	6,487,519	97,250,587

Cash held by broker at end of period	$90,993,781	$29,513,462

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Notes to Unaudited Consolidated Financial Statements
March 31, 2011
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
Unaudited Interim Financial Information
The consolidated financial statements as of March 31, 2011 and for the three-month periods ended March 31, 2011 and March 31, 2010 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statement and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
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

(c) “The Administrator” – The Bank of New York Mellon Corporation has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund and the Master Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator performs or supervises the services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving net asset value calculations, accounting and other fund administrative services. As the Fund’s transfer agent, the Administrator processes additions and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York Mellon Corporation is based in New York, New York.
(d) “The Commodity Broker” – Morgan Stanley & Co. Incorporated (“MS&Co.”) is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. MS&Co. is based in New York, New York.
(e) “The Distributor” – The Managing Owner, on behalf of the Fund and the Master Fund, has appointed ALPS Distributors, Inc., or the Distributor, to assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. The Distributor retains all marketing materials and Basket creation and redemption books and records at c/o ALPS Distributors, Inc., 1290 Broadway, Suite 1100, Denver, CO 80203; Telephone number (303) 623-2577. Investors may contact the Distributor toll-free in the U.S. at (800) 320-2577. The Fund has entered into a Distribution Services Agreement with the Distributor.
The Distributor is affiliated with ALPS Mutual Fund Services, Inc., a Denver-based service provider of administration, fund accounting, transfer agency and shareholder services for mutual funds, closed-end funds and exchange-traded funds.
(f) “The Authorized Participant” – Authorized Participants may create or redeem shares of the Master Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust Company, or DTC, and (3) have entered into a participant agreement with the Fund and the Managing Owner, or a Participant Agreement. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. A list of the current Authorized Participants can be obtained from the Administrator. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Master Unit Baskets by the Fund.
(3) Summary of Significant Accounting Policies
(a) Use of Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of reported income and expenses. Actual results could differ from those estimates.
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
(c) United States Treasury Obligations
The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s commodity broker as margin for trading and holding against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.
(d) Income Taxes
The Fund accounts for uncertainty in income taxes pursuant to the applicable accounting standard, which provides measurement, presentation and disclosure guidance related to uncertain tax positions. The guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this topic, the Fund may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Fund’s reassessment of its tax positions did not have a material impact on the Fund’s financial condition, results of operations or liquidity.
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
(e) Futures Contracts
The Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the consolidated statement of financial condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accord with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note 4 – Fair Value Measurements)
However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.
(f) Basis of Presentation & Consolidation
100% of the capital raised by the Fund is used to purchase common units of beneficial interest of the Master Fund. The financial statement balances of the Master Fund are consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions are eliminated.
(g) Recently Adopted Accounting Standards
The Fund follows recent disclosure guidance, clarifying existing disclosure requirements, about fair value measurements. The additional requirements include disclosure regarding the amounts and reasons for significant transfers in and out of Level 1 and 2 of the fair value hierarchy and also separate presentation of purchases, sales, issuances and settlements of items measured using significant unobservable inputs (i.e.

Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements were effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reallocations which were effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The new disclosures required by this guidance are reflected in Note 4.
(h) Subsequent Events
For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the end of its first quarter ended March 31, 2011 and when the financial statements were issued. Other than the 1,000,000 Limited Shares created and 450,000 Limited shares redeemed resulting in 23,800,000 Limited Shares outstanding, this evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.
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

Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of March 31, 2011, classified according to the levels used to value them, are as follows:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
U.S. Treasuries	$—	$674,945,050	$—	$674,945,050
Futures Contracts	44,737,269	—	—	44,737,269

Total	$44,737,269	$674,945,050	$—	$719,682,319

Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Liabilities	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
Futures Contracts	$—	$—	$—	$—

Total	$—	$—	$—	$—

There were no transfers between Level 1 and Level 2 for the Fund during the three months ended March 31, 2011. The Fund did not hold any Level 3 securities during the three months ended March 31, 2011.

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

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2010. The Fund did not hold any Level 3 securities during the year ended December 31, 2010.
(5) Derivative Instruments and Hedging Activities
The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2011, the Funds were invested in futures contracts.
At March 31, 2011, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*
Futures Contracts	$44,737,269	$—	$44,737,269

*	Fair values of derivative instruments include variation margin receivable/payable for futures contracts.
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended March 31, 2011:

	Realized Gain on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$58,715,519	$(13,902,413)
At December 31, 2010, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*
Futures Contracts	$58,639,682	$—	$58,639,682

*	Fair values of derivative instruments include variation margin receivable/payable for futures contracts.
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended March 31, 2010:

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
(8) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee will be paid by the Fund. The Management Fee will be paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by the Managing Owner, as well as for commodity futures trading advisory services. The Management Fees incurred for the three-month periods ended March 31, 2011 and 2010 were $1,356,513 and $512,899, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.
(b) Organization and Offering Expenses
Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of the Shares were paid by the Managing Owner. The Fund and the Master Fund do not have an obligation to reimburse the Managing Owner or its affiliates for organization and offering expenses paid on their behalf.
(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees are charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the three-month periods ended March 31, 2011 and 2010 were $383,015 and $144,818, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. Currently, the Fund accrues monthly an amount equal to 0.02% of the net asset value of the Master Fund to cover these costs.
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
(11) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month periods ended March 31, 2011 and 2010. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Net Asset Value
Net asset value per Limited Share, beginning of period	$32.88	$26.22

Net realized and change in unrealized gain (loss) from investments	2.40	(1.08)
Net investment loss	(0.08)	(0.07)

Net increase (decrease) in net assets from operations	2.32	(1.15)

Net asset value per Limited Share, end of period	$35.20	$25.07

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Market value per Limited Share, beginning of period	32.95	26.32

Market value per Limited Share, end of period	$35.23	$25.08

Ratio to average net assets (i)
Net investment loss	(0.97)%	(1.04)%
Total expenses	1.09%	1.09%

Total Return, at net asset value (ii)	7.06%	(4.39)%

Total Return, at market value (ii)	6.92%	(4.71)%

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Capital Resources
The Fund had no commitments for capital expenditures as of March 31, 2011. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2011 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Brokers in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
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

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO MARCH 31, 2011
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500.00	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,082.50	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,770.50	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623.00	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,674.50	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,188.50	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,841.50	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,185.50	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,582.50	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387.00	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134.00	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,101.50	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096.00	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090.00	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,543.50	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,586.50	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,584.50	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,210.50	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,136.50	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000.00	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,159.50	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,694.50	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247.00	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,804.50	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311.00	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,754.50	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,283.50	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,753.50	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288.00	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225.00	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246.00	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321.00	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,810.50	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407.00	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488.00	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,483.50	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644.00	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,200.50	3.45%	14.29%	4.32%	13.38%
2/28/2011	$35.16	19,600,050	$689,137,758.00	3.38%	18.51%	8.71%	17.21%
3/31/2011	$35.20	23,250,050	$818,401,760.00	0.10%	7.05%	8.84%	17.33%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the three months ended March 31, 2011 and March 31, 2010, the Fund’s Net Asset Value outperformed the Index by 0.40% and 0.21%, respectively.

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
The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of March 31, 2011 by market sector.

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
Changes in Internal Control over Financial Reporting
The Fund commenced trading on January 24, 2008 and began to exercise its internal control over financial reporting thereafter. The Fund’s investing activity is limited to the purchase and sale of commodity futures contracts and of short-term U.S. Treasury bills. Futures transactions are made through Morgan Stanley, the Commodity Broker, which provides the Fund with statements on a daily basis. The Bank of New York, the Fund’s Custodian, reconciles the reports from Morgan Stanley with its own records of Fund transactions. In addition, the Managing Owner each day reconciles its own records with those of Morgan Stanley and the Bank of New York.
During the three months ended March 31, 2011, the Fund made no changes to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Not Applicable.
Item 1A. Risk Factors.
There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2010, filed March 14, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) None.
(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-138424) was declared effective on December 5, 2007 and updated on February 20, 2008 and April 14, 2009. A new Registration Statement was filed on Form S-1 (Registration No. 333-158421), declared effective on April 24, 2009, and a Post-Effective Amendment to the Registration Statement was filed on May 4, 2010 with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. A new Registration Statement was filed on Form S-3 (Registration No. 333-170917) on December 2, 2010 and declared effective on January 14, 2011. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca. The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.
For the three months ended March 31, 2011, 7,200,000 Limited Shares were created for $247,842,094 and 200,000 Limited Shares were redeemed for $7,122,910. On March 31, 2011, 23,250,000 Limited Shares of the Fund were outstanding for a market capitalization of $819,097,500, based on that day’s closing price of $35.23 on the NYSE Arca.
(c) There were 200,000 Limited Shares redeemed by Authorized Participants during the three months ended March 31, 2011.
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

GreenHaven Continuous Commodity Index Fund
	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: May 10, 2011	By:	/s/ Thomas J. Fernandes
Name: Thomas J. Fernandes
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4