Form 10-Q
period 2011-06-30
GreenHaven Continuous Commodity Index Fund
filed 2011-08-08
CIK 1379606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011,
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of outstanding Limited Shares as of June 30, 2011: 21,850,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
QUARTER ENDED JUNE 30, 2011

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
June 30, 2011 (unaudited) and December 31, 2010

	June 30,
	2011	December 31,
	(unaudited)	2010
Assets
Equity in broker trading accounts:
Short-term investments (cost $309,992,010 and $469,919,567 as of June 30, 2011 and December 31, 2010, respectively)	$309,998,930	$469,939,860
Cash held by broker	454,426,266	6,487,519
Net unrealized (depreciation) appreciation on futures contracts	(29,194,355)	58,639,682

Total assets	$735,230,841	$535,067,061

Liabilities and shareholders’ equity
Management fee payable to related party	$522,961	$352,427
Broker fee payable	840,168	351,579

Total liabilities	1,363,129	704,006

Shareholders’ equity
General Units:
Paid in capital — 50 units issued and outstanding	1,500	1,500
Retained earnings	179	144

Total General Units	1,679	1,644

Limited Units:
Paid in capital — 21,850,000 and 16,250,000 redeemable units issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	622,843,860	428,801,695
Retained earnings	111,022,173	105,559,716

Total Limited Units	733,866,033	534,361,411

Total shareholders’ equity	733,867,712	534,363,055

Total liabilities and shareholders’ equity	$735,230,841	$535,067,061

Net asset value per share

General Units	$33.59	$32.88

Limited Units	$33.59	$32.88
See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
June 30, 2011

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.02% due July 14, 2011	38.15%	$279,999,440	$280,000,000
U.S. Treasury Bills, 0.06% due August 25, 2011	2.73	19,999,840	20,000,000
U.S. Treasury Bills, 0.04% due September 22, 2011	1.36	9,999,650	10,000,000

Total U.S. Treasury Obligations (cost $309,992,010)	42.24%	$309,998,930	$310,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (681 contracts, settlement date September 15, 2011)	0.04%	$308,100	$21,458,310
Cocoa (682 contracts, settlement date December 14, 2011)	0.14	1,032,690	21,626,220
Coffee (215 contracts, settlement date September 20, 2011)	(0.03)	(215,906)	21,414,000
Coffee (215 contracts, settlement date December 19, 2011)	(0.09)	(618,488)	21,688,125
Copper (201 contracts, settlement date September 28, 2011)	0.02	132,363	21,519,563
Copper (201 contracts, settlement date December 28, 2011)	0.01	35,700	21,594,937
Corn (678 contracts, settlement date September 14, 2011)	(0.21)	(1,536,500)	21,967,200
Corn (679 contracts, settlement date December 14, 2011)	(0.22)	(1,608,275)	21,065,975
Cotton (381 contracts, settlement date December 07, 2011)	(0.32)	(2,309,945)	22,591,395
Cotton (374 contracts, settlement date March 08, 2012)	(0.37)	(2,735,375)	20,498,940
Florida Orange Juice (529 contracts, settlement date September 12, 2011)	0.12	868,680	14,846,385
Florida Orange Juice (528 contracts, settlement date November 09, 2011)	0.19	1,400,843	14,145,120
Florida Orange Juice (537 contracts, settlement date January 10, 2012)	0.02	110,130	14,084,168
Gold (143 contracts, settlement date December 28, 2011)	0.05	344,550	21,521,500
Gold (143 contracts, settlement date February 27, 2012)	(0.06)	(456,580)	21,541,520
Heating Oil (68 contracts, settlement date August 31, 2011)	0.01	101,380	8,458,330
Heating Oil (69 contracts, settlement date September 30, 2011)	(0.11)	(824,153)	8,631,403
Heating Oil (69 contracts, settlement date October 31, 2011)	(0.11)	(808,710)	8,683,567
Heating Oil (68 contracts, settlement date November 30, 2011)	(0.06)	(396,711)	8,609,126
Heating Oil (69 contracts, settlement date December 30, 2011)	(0.06)	(433,579)	8,784,128
Lean Hogs (309 contracts, settlement date August 12, 2011)	(0.08)	(596,850)	11,331,030
Lean Hogs (310 contracts, settlement date October 14, 2011)	(0.04)	(319,770)	10,691,900
Lean Hogs (310 contracts, settlement date December 14, 2011)	(0.06)	(455,680)	10,409,800
Lean Hogs (310 contracts, settlement date February 14, 2012)	(0.04)	(277,270)	10,688,800
Light, Sweet Crude Oil (89 contracts, settlement date August 22, 2011)	(0.04)	(324,170)	8,540,440
Light, Sweet Crude Oil (89 contracts, settlement date September 20, 2011)	(0.16)	(1,134,900)	8,588,500
Light, Sweet Crude Oil (89 contracts, settlement date October 20, 2011)	(0.15)	(1,113,200)	8,636,560
Light, Sweet Crude Oil (89 contracts, settlement date November 18, 2011)	(0.04)	(318,500)	8,680,170
Light, Sweet Crude Oil (90 contracts, settlement date December 20, 2011)	(0.04)	(311,750)	8,816,400
Live Cattle (301 contracts, settlement date October 31, 2011)	(0.02)	(160,330)	14,110,880
Live Cattle (301 contracts, settlement date December 30, 2011)	(0.05)	(341,430)	14,448,000
Live Cattle (301 contracts, settlement date February 29, 2012)	0.05	360,720	14,589,470
Natural Gas (188 contracts, settlement date August 29, 2011)	0.01	103,630	8,258,840
Natural Gas (188 contracts, settlement date September 28, 2011)	0.02	163,670	8,332,160
Natural Gas (188 contracts, settlement date October 27, 2011)	0.01	54,440	8,559,640
Natural Gas (188 contracts, settlement date November 28, 2011)	(0.08)	(587,120)	8,909,320
Natural Gas (188 contracts, settlement date December 28, 2011)	(0.08)	(564,120)	9,106,720
Platinum (250 contracts, settlement date October 27, 2011)	(0.15)	(1,126,160)	21,576,250
Platinum (249 contracts, settlement date January 27, 2012)	(0.09)	(648,770)	21,529,785
Silver (124 contracts, settlement date September 28, 2011)	(0.11)	(817,485)	21,595,840
Silver (124 contracts, settlement date December 28, 2011)	(0.26)	(1,905,830)	21,607,620
Soybean (332 contracts, settlement date November 14, 2011)	(0.20)	(1,435,325)	21,480,400
Soybean (331 contracts, settlement date January 13, 2012)	(0.19)	(1,395,538)	21,585,338
Sugar (739 contracts, settlement date September 30, 2011)	0.28	2,078,832	21,801,091
Sugar (741 contracts, settlement date February 29, 2012)	0.19	1,384,600	21,337,243
Wheat (678 contracts, settlement date September 14, 2011)	(0.80)	(5,874,475)	20,823,075
Wheat (678 contracts, settlement date December 14, 2011)	(0.82)	(6,021,788)	22,289,250

Net Unrealized Depreciation on Futures Contracts	(3.98)%	$(29,194,355)	$733,054,434

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

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended June 30, 2011 and 2010
and Six Months Ended June 30, 2011 and 2010

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income
Interest Income	$119,476	$69,812	$307,100	$97,167

Expenses
Management fee to related party	1,681,823	512,153	3,038,336	1,025,052
Brokerage commissions and fees	474,867	144,609	857,883	289,427

Total expenses	2,156,690	656,762	3,896,219	1,314,479

Net Investment Loss	(2,037,214)	(586,950)	(3,589,119)	(1,217,312)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	—	(403)	—	(403)
Futures Contracts	38,183,502	(6,797,890)	96,899,021	(1,004,295)

Net Realized Gain (Loss)	38,183,502	(6,798,293)	96,899,021	(1,004,698)

Net Change in Unrealized (Loss) Gain on
Investments	(19,474)	(3,137)	(13,373)	(8,480)
Futures Contracts	(73,931,624)	5,626,466	(87,834,037)	(11,538,723)

Net Change in Unrealized (Loss) Gain	(73,951,098)	5,623,329	(87,847,410)	(11,547,203)

Net Realized and Unrealized (Loss) Gain on Investments and Future Contracts	(35,767,596)	(1,174,964)	9,051,611	(12,551,901)

Net (Loss) Gain	$(37,804,810)	$(1,761,914)	$5,462,492	$(13,769,213)

Please see accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2011

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Earnings	Equity	Units	Amount	Earnings	Equity	Equity
Balance at December 31, 2010	50	$1,500	$144	$1,644	16,250,000	$428,801,695	$105,559,716	$534,361,411	$534,363,055
Creation of Limited Units	—	—	—	—	8,450,000	292,134,891	—	292,134,891	292,134,891
Redemption of Limited Units	—	—	—	—	(2,850,000)	(98,092,726)	—	(98,092,726)	(98,092,726)
Net Gain:
Net Investment Loss	—	—	(9)	(9)	—	—	(3,589,110)	(3,589,110)	(3,589,119)
Net Realized Gain on Investments and Futures Contracts	—	—	238	238	—	—	96,898,783	96,898,783	96,899,021
Net Change in Unrealized Loss on Investments and Futures Contracts	—	—	(194)	(194)	—	—	(87,847,216)	(87,847,216)	(87,847,410)

Net Gain	—	—	35	35	—	—	5,462,457	5,462,457	5,462,492

Balance at June 30, 2011	50	$1,500	$179	$1,679	21,850,000	$622,843,860	$111,022,173	$733,866,033	$733,867,712

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010

	2011	2010
Cash flow from operating activities:
Net Gain (Loss)	$5,462,492	$(13,769,213)
Adjustments to reconcile net gain (loss) to net cash used for operating activities:
Purchase of investment securities	(994,765,343)	(414,877,594)
Proceeds from sales of investment securities	1,155,000,000	334,997,503
Net accretion of discount and amortization of premium	(307,100)	(97,167)
Net realized gain on investment securities	—	403
Unrealized depreciation on investments	87,847,410	11,547,203
Increase in accrued expenses	659,123	122,456

Net cash provided by (used for) operating activities	253,896,582	(82,076,409)

Cash flows from financing activities:
Proceeds from creation of Limited Units	292,134,891	53,724,592
Redemption of Limited Units	(98,092,726)	(26,400,558)

Net cash provided by financing activities	194,042,165	27,324,034

Net change in cash	447,938,747	(54,752,375)
Cash held by broker at beginning of period	6,487,519	97,250,587

Cash held by broker at end of period	$454,426,266	$42,498,212

See accompanying notes to unaudited consolidated financial statements

Notes to Unaudited Consolidated Financial Statements
June 30, 2011
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
Unaudited Interim Financial Information
The consolidated financial statements as of June 30, 2011 and for the three-month and six-month periods ended June 30, 2011 and 2010 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statement and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.
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
(g) Recently Issued Accounting Standards
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

Level 3). The guidance clarifies existing disclosure requirements regarding the inputs and valuation techniques used to measure fair value for measurements that fall in either Level 2 or Level 3 of the hierarchy. The requirements were effective for interim and annual reporting periods beginning after December 15, 2009, except for Level 3 reallocations which were effective for fiscal years beginning after December 15, 2010 and for interim periods within that fiscal year. The disclosures required by this guidance are reflected in Note 4.
Effective with the first quarter of fiscal year 2012, the Fund will be required to follow recent disclosure guidance which includes common requirements for measurement of and disclosure about fair value. The new guidance requires reporting entities to disclose the following information for fair value measurements categorized within Level 3 of the fair value hierarchy: quantitative information about the unobservable inputs used in the fair value measurement, the valuation processes used by the reporting entity and a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs. In addition, the guidance will require reporting entities to make disclosures about amounts and reasons for all transfers in and out of Level 1 and Level 2 fair value measurements. Management is currently evaluating the implications of this guidance and its impact on the financial statements, but does not expect the new guidance to have an effect on the actual measurements to be reported.
(h) Subsequent Events
For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, June 30, 2011 and when the financial statements were issued.
During that period, 250,000 Limited Shares were created and 1,200,000 Limited Shares were redeemed resulting in 20,900,000 Limited Shares outstanding.
Effective August 1, 2011, the Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.20% per annum in the aggregate. Of the amounts so accrued, the Master Fund first pays brokerage fees, and secondly from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s and Master Fund’s routine operational, administrative, and other ordinary expenses paid by the Managing Owner.
Other than these events, the evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.
(4) Fair Value Measurements
The existing guidance for fair value measurements establishes the authoritative definition for fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:
Level 1 — quoted prices in active markets for identical securities
Level 2 —other significant observable inputs (including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.)
Level 3 — significant unobservable inputs (including the Fund’s own assumptions in determining the fair value of investments)
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of June 30, 2011, classified according to the levels used to value them, are as follows:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals

U.S. Treasuries	$—	$309,998,930	$—	$309,998,930
Futures Contracts	(29,194,355)	—	—	(29,194,355)

Total	$(29,194,355)	$309,998,930	$—	$280,804,575

There were no transfers between Level 1 and Level 2 for the Fund during the six months ended June 30, 2011. The Fund did not hold any Level 3 securities during the six months ended June 30, 2011.
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
As discussed in Note 3(g) effective in the first quarter of fiscal 2012, revised disclosures will be required to follow recent disclosure guidance which includes common requirements for measurement of and disclosure about fair value.
(5) Derivative Instruments and Hedging Activities
The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2011, the Funds were invested in futures contracts.
At June 30, 2011, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*

Futures Contracts	$(29,194,355)	$—	$(29,194,355)

*	Fair values of derivative instruments include variation margins receivable/payable for futures contracts.
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the six months ended June 30, 2011:

	Realized Gain on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments

Futures Contracts	$96,899,021	$(87,834,037)
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended June 30, 2011:

	Realized Gain on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments

Futures Contracts	$38,183,502	$(73,931,624)
At December 31, 2010, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives*	Liability Derivatives	Net Derivatives*

Futures Contracts	$58,639,682	$—	$58,639,682

*	Fair values of derivative instruments include variation margin receivable/payable for futures contracts.
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the six months ended June 30, 2010:

	Realized Loss on	Net Change in Unrealized Loss
Derivative Instruments	Derivative Instruments	on Derivative Instruments

Futures Contracts	$(1,004,295)	$(11,538,723)
The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the three months ended June 30, 2010:

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

(8) Operating Expenses, Organizational and Offering Costs
(a) Management Fee
The Master Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. No separate management fee is paid by the Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by the Managing Owner, as well as for commodity futures trading advisory services. The management fees incurred for the six-month period ended June 30, 2011 and 2010 were $3,038,336 and $1,025,052, respectively, and the management fee incurred for the three-months ended June 30, 2011 and 2010 was $1,681,823 and $512,153, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.
(b) Organization and Offering Expenses
Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of the Shares were paid by the Managing Owner.
(c) Brokerage Commissions and Fees
The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade. A round-turn trade is a buy and sell pair. The Managing Owner does not expect brokerage commissions and fees to exceed 0.24% of the net asset value of the Master Fund in any year. Brokerage commissions and fees are charged against the Master Fund’s Assets on a per transaction basis on the date of the transaction. The brokerage commissions and trading fees incurred for the six-month period ended June 30, 2011 and 2010 were $857,883 and $289,427, respectively, and the brokerage commissions and trading fees for the three months ended June 30, 2011 and 2010 were $474,867 and $144,609, respectively. These fees were charged to the Fund and paid to the Commodity Broker. Brokerage commissions and trading fees are typically charged by the Commodity Broker to the Fund on a half-turn basis, i.e. half is charged when a contract is opened and half is charged when a position is closed. See Note 3 (h) for details of the Fund’s brokerage commissions and fees accrual policy.
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
(e) Routine Operational, Administrative and Other Ordinary Expenses
During the continuous offering period the Managing Owner paid all of the routine operational, administrative and other ordinary expenses of the Index Fund and the Master Fund, including, but not limited to, accounting and computer services, the fees and expenses of the Trustee, legal fees and expenses, tax preparation expenses, filing fees, fees in connection with fund administration, and printing, mailing and duplication costs. See Note 3 (h) for details of the Fund’s brokerage commissions and fees accrual policy.
(9) Termination
The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as defined in the Prospectus.
(10) Profit and Loss Allocations and Distributions
The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective capital balances of the shareholders.

(11) Net Asset Value and Financial Highlights
The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month and six-month periods ended June 30, 2011 and 2010, respectively. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Asset Value
Net asset value per Limited Share, beginning of period	$35.20	$25.07	$32.88	$26.22

Net realized and change in unrealized gain (loss) from investments	(1.52)	(0.09)	0.88	(1.17)
Net investment loss	(0.09)	(0.06)	(0.17)	(0.13)

Net increase (decrease) in net assets from operations	(1.61)	(0.15)	0.71	(1.30)

Net asset value per Limited Share, end of period	$33.59	$24.92	$33.59	$24.92

Market value per Limited Share, beginning of period	35.23	25.08	32.95	26.32

Market value per Limited Share, end of period	$33.50	$24.93	$33.50	$24.93

Ratio to average net assets (i)
Net investment loss	(1.03)%	(0.97)%	(1.00)%	(1.01)%
Total expenses	1.09%	1.09%	1.09%	1.09%

Total Return, at net asset value (ii)	(4.57)%	(0.60)%	2.16%	(4.96)%

Total Return, at market value (ii)	(4.91)%	(0.60)%	1.67%	(5.28)%

(i)	Percentages are annualized.

(ii)	Percentages are not annualized.

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
Capital Resources
The Fund had no commitments for capital expenditures as of June 30, 2011. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.
Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2011 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the included Consolidated Schedule of Investments. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Brokers in amounts equal to approximately 10% of the notional value of the contracts. In addition, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.
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

Results of Operations
FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO JUNE 30, 2011
The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.
GreenHaven Continuous Commodity Index Fund — performance since inception

Date	NAV	Total Shares	Extended Value	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500	—	—	—	—
1/31/2008	$31.65	350,050	$11,079,083	5.50%	—	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,771	11.88%	—	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623	-8.33%	—	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,675	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,189	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,842	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,186	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,583	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,102	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,544	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,587	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,585	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,211	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the six months ended June 30, 2011 and June 30, 2010, the Fund’s Net Asset Value outperformed the Index by 0.91% and 0.58%, respectively.
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
The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of June 30, 2011 by market sector.

Grains	17.65%	Corn, Soybeans, Wheat

Livestock	11.76%	Hogs, Cattle

Metals	23.53%	Gold, Silver, Platinum, Copper

Energy	17.65%	Crude Oil, Natural Gas, Heating Oil

Softs	29.41%	Coffee, Cocoa, Sugar, Orange Juice, Cotton
Non-Trading Risk
The Fund invests its excess funds in short-term U.S. Treasury bills. These instruments are not coupon-bearing and therefore trade at a discount to their value at maturity. The Fund expects that the market risk of holding these investments is not material.
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
Changes in Internal Control over Financial Reporting
The Fund commenced trading on January 24, 2008 and began to exercise its internal control over financial reporting thereafter. The Fund’s investing activity is limited to the purchase and sale of commodity futures contracts and of short-term U.S. Treasury bills. Futures transactions are made through Morgan Stanley, the Commodity Broker, which provides the Fund with statements on a daily basis. The Bank of New York Mellon Corporation, the Fund’s Custodian, reconciles the reports from Morgan Stanley with its own records of Fund transactions. In addition, the Managing Owner each day reconciles its own records with those of Morgan Stanley and the Bank of New York Mellon Corporation.
During the three months ended June 30, 2011, the Fund made no changes to its internal control over financial reporting that materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
For the three months ended June 30, 2011, 1,250,000 Limited Shares were created for $44,292,798 and 2,650,000 Limited Shares were redeemed for $90,969,816. On June 30, 2011, 21,850,000 Limited Shares of the Fund were outstanding for a market capitalization of $731,975,000, based on that day’s closing price of $33.50 on the NYSE Arca.
(c) There were 2,650,000 Limited Shares redeemed by Authorized Participants during the three months ended June 30, 2011.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Reserved
Item 5. Other Information.
     None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund
	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
		Name:	Ashmead Pringle
		Title:	Chief Executive Officer

Dated: August 8, 2011	By:	/s/ Thomas J. Fernandes
		Name:	Thomas J. Fernandes
		Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-3

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document