Form 10-Q
period 2013-06-30
GreenHaven Continuous Commodity Index Fund; GreenHaven Continuous Commodity Index Master Fund
filed 2013-08-08
CIK 1379606, 1379527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Numbers: 001-33908, 001-33909
GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Registrant)
(Exact name of Registrant as specified in its charter)
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
(Rule 140 Co-Registrant)
(Exact name of Registrant as specified in its charter)

Delaware	26-0151234 26-0151301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services LLC
3340 Peachtree Rd, Suite 1910
Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

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

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of outstanding Limited Shares as of June 30, 2013: 15,700,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
QUARTER ENDED JUNE 30, 2013

PART 1. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Greenhaven Continuous Commodity Index Fund Financial Statements
Consolidated Statements of Financial Condition at June 30, 2013 (unaudited) and December 31, 2012	3
Unaudited Consolidated Schedule of Investments at June 30, 2013	4
Consolidated Schedule of Investments at December 31, 2012	5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended June 30, 2013 and 2012 and Six Months Ended June 30, 2013 and 2012	6
Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2013	7
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	8

Greenhaven Continuous Commodity Index Master Fund Financial Statements
Statements of Financial Condition at June 30, 2013 (unaudited) and December 31, 2012	9
Unaudited Schedule of Investments at June 30, 2013	10
Schedule of Investments at December 31, 2012	11
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended June 30, 2013 and 2012 and Six Months Ended June 30, 2013 and 2012	12
Unaudited Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2013	13
Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	14

Notes to Unaudited Consolidated Financial Statements	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4. CONTROLS AND PROCEDURES	31

PART II. OTHER INFORMATION	33

ITEM 1. Legal Proceedings	33
ITEM 1A. Risk Factors	33
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3. Defaults Upon Senior Securities	33
ITEM 4. Reserved	33
ITEM 5. Other Information	33
ITEM 6. Exhibits	34

SIGNATURES	35

EXHIBITS	36
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-31.3 SECTION 302 CERTIFICATION OF CFO
EX-31.4 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO AND CFO
EX-32.2 SECTION 906 CERTIFICATION OF CEO AND CFO

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
June 30, 2013 (unaudited) and December 31, 2012

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Equity in broker trading accounts:
U.S. Treasury Obligations (cost $399,991,558 and $469,979,439 as of June 30, 2013 and December 31, 2012, respectively)	$399,996,510	$469,995,420
Cash held by broker	34,026,311	22,210,626
Net unrealized depreciation on futures contracts	(29,055,846)	(12,514,458)
Total assets	$404,966,975	$479,691,588

Liabilities and shareholders’ equity
Capital shares payable	$—	$4,327,722
Management fee payable to related party	297,631	354,469
Accrued brokerage fees and expenses payable	180,821	401,297
Total liabilities	478,452	5,083,488

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(212)	(57)
Total General Units	1,288	1,443
Limited Units:
Paid in capital - 15,700,000 and 16,450,000 redeemable shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	450,409,641	470,214,957
Retained earnings (deficit)	(45,922,406)	4,391,700

Total Limited Units	404,487,235	474,606,657

Total shareholders’ equity	404,488,523	474,608,100
Total liabilities and shareholders’ equity	$404,966,975	$479,691,588

Net asset value per share

General Units	$25.76	$28.86

Limited Units	$25.76	$28.85

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
June 30, 2013

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.04% due July 05, 2013	35.85%	$144,999,855	$145,000,000
U.S. Treasury Bills, 0.04% due July 11, 2013	7.42	29,999,880	30,000,000
U.S. Treasury Bills, 0.03% due July 25, 2013	39.55	159,998,400	160,000,000
U.S. Treasury Bills, 0.05% due August 15, 2013	16.07	64,998,375	65,000,000
Total U.S. Treasury Obligations (cost $399,991,558)	98.89%	$399,996,510	$400,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (549 contracts, settlement date December 13, 2013)	(0.16)%	$(651,330)	$11,929,770
Cocoa (550 contracts, settlement date September 13, 2013)	(0.15)	(594,690)	11,902,000
Coffee (260 contracts, settlement date December 18, 2013)	(0.35)	(1,400,194)	12,026,625
Coffee (261 contracts, settlement date September 18, 2013)	(0.39)	(1,589,400)	11,784,150
Copper (155 contracts, settlement date December 27, 2013)	(0.26)	(1,067,013)	11,900,125
Copper (155 contracts, settlement date September 26, 2013)	(0.37)	(1,513,650)	11,847,813
Corn (450 contracts, settlement date December 13, 2013)	(0.16)	(639,438)	11,497,500
Corn (449 contracts, settlement date September 13, 2013)	(0.15)	(607,275)	12,285,762
Cotton (286 contracts, settlement date March 07, 2014)	(0.17)	(678,085)	11,794,640
Cotton (285 contracts, settlement date December 06, 2013)	(0.05)	(222,985)	11,971,425
Gold (97 contracts, settlement date February 26, 2014)	(0.35)	(1,431,230)	11,901,900
Gold (97 contracts, settlement date December 27, 2013)	(0.65)	(2,614,440)	11,891,230
Lean Hogs (170 contracts, settlement date February 14, 2014)	0.01	41,830	5,698,400
Lean Hogs (170 contracts, settlement date December 13, 2013)	0.06	222,680	5,620,200
Lean Hogs (170 contracts, settlement date October 14, 2013)	0.03	115,250	5,834,400
Lean Hogs (169 contracts, settlement date August 14, 2013)	0.04	173,380	6,587,620
Light, Sweet Crude Oil (50 contracts, settlement date December 19, 2013)	(0.01)	(52,060)	4,682,000
Light, Sweet Crude Oil (50 contracts, settlement date November 20, 2013)	(0.01)	(42,170)	4,719,000
Light, Sweet Crude Oil (50 contracts, settlement date October 22, 2013)	0.03	123,200	4,755,000
Light, Sweet Crude Oil (50 contracts, settlement date September 20, 2013)	0.03	133,520	4,790,500
Light, Sweet Crude Oil (50 contracts, settlement date August 20, 2013)	0.00 *	8,650	4,822,000
Live Cattle (155 contracts, settlement date February 28, 2014)	0.04	147,740	7,984,050
Live Cattle (155 contracts, settlement date December 31, 2013)	0.01	43,590	7,923,600
Live Cattle (156 contracts, settlement date October 31, 2013)	(0.07)	(284,530)	7,842,120
Natural Gas (128 contracts, settlement date December 27, 2013)	(0.07)	(287,950)	4,990,720
Natural Gas (128 contracts, settlement date November 26, 2013)	(0.07)	(293,040)	4,880,640
Natural Gas (128 contracts, settlement date October 29, 2013)	(0.19)	(752,880)	4,666,880
Natural Gas (129 contracts, settlement date September 26, 2013)	(0.19)	(758,010)	4,607,880
Natural Gas (129 contracts, settlement date August 28, 2013)	(0.07)	(282,520)	4,591,110
NY Harbor ULSD (39 contracts, settlement date December 31, 2013)**	(0.03)	(105,239)	4,708,267
NY Harbor ULSD (39 contracts, settlement date November 29, 2013)**	(0.02)	(100,733)	4,702,207
NY Harbor ULSD (39 contracts, settlement date October 31, 2013)**	(0.02)	(71,085)	4,699,750
NY Harbor ULSD (39 contracts, settlement date September 30, 2013)**	(0.02)	(71,610)	4,696,310
NY Harbor ULSD (40 contracts, settlement date August 30, 2013)**	(0.09)	(372,767)	4,810,344
Platinum (177 contracts, settlement date January 29, 2014)	(0.28)	(1,122,575)	11,876,700
Platinum (177 contracts, settlement date October 29, 2013)	(0.62)	(2,512,385)	11,858,115
Silver (122 contracts, settlement date December 27, 2013)	(0.51)	(2,064,010)	11,906,590
Silver (122 contracts, settlement date September 26, 2013)	(0.57)	(2,290,635)	11,876,700
Soybean (189 contracts, settlement date January 14, 2014)	(0.14)	(556,362)	11,876,287
Soybean (190 contracts, settlement date November 14, 2013)	(0.02)	(76,375)	11,894,000
Soybean Oil (219 contracts, settlement date January 14, 2014)	(0.07)	(281,532)	5,926,140
Soybean Oil (219 contracts, settlement date December 13, 2013)	(0.12)	(499,428)	5,928,768
Soybean Oil (219 contracts, settlement date October 14, 2013)	(0.16)	(642,102)	5,970,816
Soybean Oil (215 contracts, settlement date September 13, 2013)	(0.15)	(600,708)	5,922,390
Sugar (613 contracts, settlement date February 28, 2014)	0.02	61,466	12,179,574
Sugar (614 contracts, settlement date September 30, 2013)	(0.22)	(902,966)	11,635,546
Wheat (360 contracts, settlement date December 13, 2013)	(0.22)	(884,975)	12,087,000
Wheat (358 contracts, settlement date September 13, 2013)	(0.30)	(1,208,775)	11,773,725
Net Unrealized Depreciation on Futures Contracts	(7.18)%	$(29,055,846)	$404,058,289

*	Denotes greater than 0.000% yet less than 0.005%
**	The CME Group changed specifications and the name of Heating Oil futures contracts to ‘NY Harbor ULSD’ in May 2013

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2012

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.06% due January 03, 2013	37.93%	$180,000,000	$180,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	6.32	29,999,820	30,000,000
U.S. Treasury Bills, 0.05% due January 24, 2013	40.03	189,997,910	190,000,000
U.S. Treasury Bills, 0.11% due February 14, 2013	14.75	69,997,690	70,000,000
Total U.S. Treasury Obligations (cost $469,979,439)	99.03%	$469,995,420	$470,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (414 contracts, settlement date March 13, 2013)	(0.20)%	$(948,620)	$9,257,040
Cocoa (415 contracts, settlement date May 15, 2013)	(0.20)	(932,590)	9,320,900
Cocoa (414 contracts, settlement date July 16, 2013)	(0.10)	(485,050)	9,331,560
Coffee (168 contracts, settlement date March 18, 2013)	(0.28)	(1,303,556)	9,059,400
Coffee (170 contracts, settlement date May 20, 2013)	(0.28)	(1,324,350)	9,352,125
Coffee (169 contracts, settlement date July 19, 2013)	(0.14)	(671,381)	9,477,731
Copper (102 contracts, settlement date March 26, 2013)	0.12	554,000	9,313,875
Copper (102 contracts, settlement date May 29, 2013)	0.11	544,763	9,338,100
Copper (101 contracts, settlement date July 29, 2013)	0.11	529,500	9,271,800
Corn (267 contracts, settlement date March 14, 2013)	(0.25)	(1,180,150)	9,321,637
Corn (266 contracts, settlement date May 14, 2013)	(0.23)	(1,104,225)	9,313,325
Corn (266 contracts, settlement date July 12, 2013)	(0.08)	(389,100)	9,273,425
Cotton (246 contracts, settlement date March 06, 2013)	0.08	361,630	9,242,220
Cotton (244 contracts, settlement date May 08, 2013)	0.02	99,440	9,254,920
Cotton (245 contracts, settlement date July 09, 2013)	0.10	489,040	9,416,575
FCOJ-A (838 contracts, settlement date March 08, 2013)	(0.06)	(301,343)	14,750,895
FCOJ-A (435 contracts, settlement date May 10, 2013)	0.03	133,620	7,777,800
FCOJ-A (285 contracts, settlement date July 11, 2013)	(0.01)	(61,987)	5,185,575
Gold (56 contracts, settlement date February 26, 2013)	0.07	312,270	9,384,480
Gold (55 contracts, settlement date April 26, 2013)	0.05	236,130	9,229,000
Gold (55 contracts, settlement date June 26, 2013)	(0.07)	(317,080)	9,240,000
Heating Oil (44 contracts, settlement date January 31, 2013)	0.00 *	(14,960)	5,602,766
Heating Oil (44 contracts, settlement date February 28, 2013)	0.00 *	(10,185)	5,575,046
Heating Oil (44 contracts, settlement date March 28, 2013)	0.00 *	(1,571)	5,535,869
Heating Oil (44 contracts, settlement date April 30, 2013)	0.02	85,352	5,587,982
Heating Oil (44 contracts, settlement date May 31, 2013)	0.02	90,959	5,558,045
Lean Hogs (189 contracts, settlement date February 14, 2013)	0.07	323,420	6,480,810
Lean Hogs (189 contracts, settlement date April 12, 2013)	0.01	24,060	6,707,610
Lean Hogs (188 contracts, settlement date June 14, 2013)	(0.04)	(163,170)	7,358,320
Lean Hogs (188 contracts, settlement date July 15, 2013)	(0.04)	(193,660)	7,322,600
Light, Sweet Crude Oil (60 contracts, settlement date January 22, 2013)	(0.01)	(45,010)	5,509,200
Light, Sweet Crude Oil (61 contracts, settlement date February 20, 2013)	(0.01)	(57,300)	5,628,470
Light, Sweet Crude Oil (60 contracts, settlement date March 20, 2013)	(0.01)	(38,330)	5,563,800
Light, Sweet Crude Oil (60 contracts, settlement date April 22, 2013)	0.06	279,100	5,589,600
Light, Sweet Crude Oil (60 contracts, settlement date May 21, 2013)	0.06	274,100	5,609,400
Live Cattle (175 contracts, settlement date February 28, 2013)	0.03	163,800	9,261,000
Live Cattle (174 contracts, settlement date April 30, 2013)	0.02	106,530	9,491,700
Live Cattle (175 contracts, settlement date June 28, 2013)	0.02	96,290	9,152,500
Natural Gas (163 contracts, settlement date January 29, 2013)	(0.06)	(298,990)	5,462,130
Natural Gas (163 contracts, settlement date Februay 26, 2013)	(0.05)	(251,910)	5,484,950
Natural Gas (163 contracts, settlement date March 26, 2013)	(0.04)	(189,680)	5,546,890
Natural Gas (163 contracts, settlement date April 26, 2013)	(0.07)	(316,420)	5,628,390
Natural Gas (163 contracts, settlement date May 29, 2013)	(0.06)	(298,280)	5,718,040
Platinum (181 contracts, settlement date April 26, 2013)	(0.06)	(267,470)	13,958,720
Platinum (180 contracts, settlement date July 29, 2013)	(0.07)	(329,455)	13,911,300
Silver (62 contracts, settlement date March 26, 2013)	0.01	58,585	9,370,370
Silver (61 contracts, settlement date May 29, 2013)	0.03	143,405	9,235,095
Silver (61 contracts, settlement date July 29, 2013)	(0.14)	(680,860)	9,249,125
Soybean (133 contracts, settlement date March 14, 2013)	(0.16)	(772,287)	9,373,175
Soybean (132 contracts, settlement date May 14, 2013)	(0.10)	(461,563)	9,235,050
Soybean (133 contracts, settlement date July 12, 2013)	(0.01)	(61,712)	9,278,413
Sugar (424 contracts, settlement date February 28, 2013)	(0.10)	(456,109)	9,264,909
Sugar (424 contracts, settlement date April 30, 2013)	(0.07)	(317,901)	9,307,648
Sugar (423 contracts, settlement date June 28, 2013)	0.06	278,678	9,352,022
Wheat (237 contracts, settlement date March 14, 2013)	(0.28)	(1,303,087)	9,219,300
Wheat (237 contracts, settlement date May 14, 2013)	(0.24)	(1,134,200)	9,334,838
Wheat (235 contracts, settlement date July 12, 2013)	(0.22)	(1,015,588)	9,326,563
Net Unrealized Depreciation on Futures Contracts	(2.64)%	$(12,514,458)	$473,904,029

*    Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended June 30, 2013 and 2012
and Six Months Ended June 30, 2013 and 2012

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Income
Interest Income	$61,443	$90,769	$145,452	$121,484

Expenses
Management fee to related party	949,009	1,164,381	1,947,929	2,492,448
Brokerage fees and expenses	223,297	32,399	458,337	103,314
Total expenses	1,172,306	1,196,780	2,406,266	2,595,762
Net Investment Loss	(1,110,863)	(1,106,011)	(2,260,814)	(2,474,278)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	1,390	903	1,390	903
Futures Contracts	(27,057,865)	(59,164,455)	(31,502,420)	(78,656,078)
Net Realized Loss	(27,056,475)	(59,163,552)	(31,501,030)	(78,655,175)
Net Change in Unrealized Gain (Loss) on
Investments	(4,742)	4,637	(11,029)	11,275
Futures Contracts	(12,301,227)	19,505,930	(16,541,388)	45,569,922
Net Change in Unrealized Gain (Loss)	(12,305,969)	19,510,567	(16,552,417)	45,581,197
Net Realized and Unrealized Loss on Investments and Futures Contracts	(39,362,444)	(39,652,985)	(48,053,447)	(33,073,978)

Net Loss	$(40,473,307)	$(40,758,996)	$(50,314,261)	$(35,548,256)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2013

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 1, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	—	—	—	—	900,000	25,704,701	—	25,704,701	25,704,701
Redemption of Limited Units	—	—	—	—	(1,650,000)	(45,510,017)	—	(45,510,017)	(45,510,017)
Net Loss:
Net Investment Loss	—	—	(8)	(8)	—	—	(2,260,806)	(2,260,806)	(2,260,814)
Net Realized Loss on Investments and Futures Contracts	—	—	(96)	(96)	—	—	(31,500,934)	(31,500,934)	(31,501,030)

Net Change in Unrealized Loss on Investments and Futures Contracts	—	—	(51)	(51)	—	—	(16,552,366)	(16,552,366)	(16,552,417)
Net Loss	—	—	(155)	(155)			(50,314,106)	(50,314,106)	(50,314,261)
Balance at June 30, 2013	50	$1,500	$(212)	$1,288	15,700,000	$450,409,641	$(45,922,406)	$404,487,235	$404,488,523

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012

	2013	2012

Cash flow from operating activities:
Net Loss	$(50,314,261)	$(35,548,256)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Purchase of investment securities	(904,864,341)	(1,129,849,062)
Proceeds from sales of investment securities	974,999,064	659,992,044
Net accretion of discount	(145,452)	(121,484)
Net realized loss on investment securities	(1,390)	(903)
Unrealized depreciation (appreciation) on investments	16,552,417	(45,581,197)
Decrease in accrued expenses	(277,314)	(485,346)
Net cash provided by (used for) operating activities	35,948,723	(551,594,204)

Cash flows from financing activities:
Proceeds from creation of Limited Units	25,704,701	80,222,138
Redemption of Limited Units	(45,510,017)	(114,119,319)
Decrease in capital shares payable	(4,327,722)	(1,497,826)
Net cash used for financing activities	(24,133,038)	(35,395,007)

Net change in cash	11,815,685	(586,989,211)
Cash held by broker at beginning of period	22,210,626	619,079,494
Cash held by broker at end of period	$34,026,311	$32,090,283

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
June 30, 2013 (unaudited) and December 31, 2012

	June 30, 2013 (unaudited)	December 31, 2012
Assets
Equity in broker trading accounts:
U.S. Treasury Obligations (cost $399,991,558 and $469,979,439 as of June 30, 2013 and December 31, 2012, respectively)	$399,996,510	$469,995,420
Cash held by broker	34,026,311	22,210,626
Net unrealized depreciation on futures contracts	(29,055,846)	(12,514,458)
Total assets	$404,966,975	$479,691,588

Liabilities and shareholders’ equity
Capital shares payable	$—	$4,327,722
Management fee payable to related party	297,631	354,469
Accrued brokerage fees and expenses payable	180,821	401,297
Total liabilities	478,452	5,083,488

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(212)	(57)
Total General Units	1,288	1,443
Limited Units:
Paid in capital - 15,700,000 and 16,450,000 redeemable shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	450,409,641	470,214,957
Retained earnings (deficit)	(45,922,406)	4,391,700

Total Limited Units	404,487,235	474,606,657

Total shareholders’ equity	404,488,523	474,608,100
Total liabilities and shareholders’ equity	$404,966,975	$479,691,588

Net asset value per share

General Units	$25.76	$28.86

Limited Units	$25.76	$28.85

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
June 30, 2013

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.04% due July 05, 2013	35.85%	$144,999,855	$145,000,000
U.S. Treasury Bills, 0.04% due July 11, 2013	7.42	29,999,880	30,000,000
U.S. Treasury Bills, 0.03% due July 25, 2013	39.55	159,998,400	160,000,000
U.S. Treasury Bills, 0.05% due August 15, 2013	16.07	64,998,375	65,000,000
Total U.S. Treasury Obligations (cost $399,991,558)	98.89%	$399,996,510	$400,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (549 contracts, settlement date December 13, 2013)	(0.16)%	$(651,330)	$11,929,770
Cocoa (550 contracts, settlement date September 13, 2013)	(0.15)	(594,690)	11,902,000
Coffee (260 contracts, settlement date December 18, 2013)	(0.35)	(1,400,194)	12,026,625
Coffee (261 contracts, settlement date September 18, 2013)	(0.39)	(1,589,400)	11,784,150
Copper (155 contracts, settlement date December 27, 2013)	(0.26)	(1,067,013)	11,900,125
Copper (155 contracts, settlement date September 26, 2013)	(0.37)	(1,513,650)	11,847,813
Corn (450 contracts, settlement date December 13, 2013)	(0.16)	(639,438)	11,497,500
Corn (449 contracts, settlement date September 13, 2013)	(0.15)	(607,275)	12,285,762
Cotton (286 contracts, settlement date March 07, 2014)	(0.17)	(678,085)	11,794,640
Cotton (285 contracts, settlement date December 06, 2013)	(0.05)	(222,985)	11,971,425
Gold (97 contracts, settlement date February 26, 2014)	(0.35)	(1,431,230)	11,901,900
Gold (97 contracts, settlement date December 27, 2013)	(0.65)	(2,614,440)	11,891,230
Lean Hogs (170 contracts, settlement date February 14, 2014)	0.01	41,830	5,698,400
Lean Hogs (170 contracts, settlement date December 13, 2013)	0.06	222,680	5,620,200
Lean Hogs (170 contracts, settlement date October 14, 2013)	0.03	115,250	5,834,400
Lean Hogs (169 contracts, settlement date August 14, 2013)	0.04	173,380	6,587,620
Light, Sweet Crude Oil (50 contracts, settlement date December 19, 2013)	(0.01)	(52,060)	4,682,000
Light, Sweet Crude Oil (50 contracts, settlement date November 20, 2013)	(0.01)	(42,170)	4,719,000
Light, Sweet Crude Oil (50 contracts, settlement date October 22, 2013)	0.03	123,200	4,755,000
Light, Sweet Crude Oil (50 contracts, settlement date September 20, 2013)	0.03	133,520	4,790,500
Light, Sweet Crude Oil (50 contracts, settlement date August 20, 2013)	0.00 *	8,650	4,822,000
Live Cattle (155 contracts, settlement date February 28, 2014)	0.04	147,740	7,984,050
Live Cattle (155 contracts, settlement date December 31, 2013)	0.01	43,590	7,923,600
Live Cattle (156 contracts, settlement date October 31, 2013)	(0.07)	(284,530)	7,842,120
Natural Gas (128 contracts, settlement date December 27, 2013)	(0.07)	(287,950)	4,990,720
Natural Gas (128 contracts, settlement date November 26, 2013)	(0.07)	(293,040)	4,880,640
Natural Gas (128 contracts, settlement date October 29, 2013)	(0.19)	(752,880)	4,666,880
Natural Gas (129 contracts, settlement date September 26, 2013)	(0.19)	(758,010)	4,607,880
Natural Gas (129 contracts, settlement date August 28, 2013)	(0.07)	(282,520)	4,591,110
NY Harbor ULSD (39 contracts, settlement date December 31, 2013)**	(0.03)	(105,239)	4,708,267
NY Harbor ULSD (39 contracts, settlement date November 29, 2013)**	(0.02)	(100,733)	4,702,207
NY Harbor ULSD (39 contracts, settlement date October 31, 2013)**	(0.02)	(71,085)	4,699,750
NY Harbor ULSD (39 contracts, settlement date September 30, 2013)**	(0.02)	(71,610)	4,696,310
NY Harbor ULSD (40 contracts, settlement date August 30, 2013)**	(0.09)	(372,767)	4,810,344
Platinum (177 contracts, settlement date January 29, 2014)	(0.28)	(1,122,575)	11,876,700
Platinum (177 contracts, settlement date October 29, 2013)	(0.62)	(2,512,385)	11,858,115
Silver (122 contracts, settlement date December 27, 2013)	(0.51)	(2,064,010)	11,906,590
Silver (122 contracts, settlement date September 26, 2013)	(0.57)	(2,290,635)	11,876,700
Soybean (189 contracts, settlement date January 14, 2014)	(0.14)	(556,362)	11,876,287
Soybean (190 contracts, settlement date November 14, 2013)	(0.02)	(76,375)	11,894,000
Soybean Oil (219 contracts, settlement date January 14, 2014)	(0.07)	(281,532)	5,926,140
Soybean Oil (219 contracts, settlement date December 13, 2013)	(0.12)	(499,428)	5,928,768
Soybean Oil (219 contracts, settlement date October 14, 2013)	(0.16)	(642,102)	5,970,816
Soybean Oil (215 contracts, settlement date September 13, 2013)	(0.15)	(600,708)	5,922,390
Sugar (613 contracts, settlement date February 28, 2014)	0.02	61,466	12,179,574
Sugar (614 contracts, settlement date September 30, 2013)	(0.22)	(902,966)	11,635,546
Wheat (360 contracts, settlement date December 13, 2013)	(0.22)	(884,975)	12,087,000
Wheat (358 contracts, settlement date September 13, 2013)	(0.30)	(1,208,775)	11,773,725
Net Unrealized Depreciation on Futures Contracts	(7.18)%	$(29,055,846)	$404,058,289

*	Denotes greater than 0.000% yet less than 0.005%
**	The CME Group changed the specifications and the name of Heating Oil futures contracts to ‘NY Harbor ULSD’ in May 2013

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Schedule of Investments
December 31, 2012

	Percentage of	Fair	Face
Description	Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.06% due January 03, 2013	37.93%	$180,000,000	$180,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	6.32	29,999,820	30,000,000
U.S. Treasury Bills, 0.05% due January 24, 2013	40.03	189,997,910	190,000,000
U.S. Treasury Bills, 0.11% due February 14, 2013	14.75	69,997,690	70,000,000
Total U.S. Treasury Obligations (cost $469,979,439)	99.03%	$469,995,420	$470,000,000

	Percentage of	Fair	Notional
Description	Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (414 contracts, settlement date March 13, 2013)	(0.20)%	$(948,620)	$9,257,040
Cocoa (415 contracts, settlement date May 15, 2013)	(0.20)	(932,590)	9,320,900
Cocoa (414 contracts, settlement date July 16, 2013)	(0.10)	(485,050)	9,331,560
Coffee (168 contracts, settlement date March 18, 2013)	(0.28)	(1,303,556)	9,059,400
Coffee (170 contracts, settlement date May 20, 2013)	(0.28)	(1,324,350)	9,352,125
Coffee (169 contracts, settlement date July 19, 2013)	(0.14)	(671,381)	9,477,731
Copper (102 contracts, settlement date March 26, 2013)	0.12	554,000	9,313,875
Copper (102 contracts, settlement date May 29, 2013)	0.11	544,763	9,338,100
Copper (101 contracts, settlement date July 29, 2013)	0.11	529,500	9,271,800
Corn (267 contracts, settlement date March 14, 2013)	(0.25)	(1,180,150)	9,321,637
Corn (266 contracts, settlement date May 14, 2013)	(0.23)	(1,104,225)	9,313,325
Corn (266 contracts, settlement date July 12, 2013)	(0.08)	(389,100)	9,273,425
Cotton (246 contracts, settlement date March 06, 2013)	0.08	361,630	9,242,220
Cotton (244 contracts, settlement date May 08, 2013)	0.02	99,440	9,254,920
Cotton (245 contracts, settlement date July 09, 2013)	0.10	489,040	9,416,575
FCOJ-A (838 contracts, settlement date March 08, 2013)	(0.06)	(301,343)	14,750,895
FCOJ-A (435 contracts, settlement date May 10, 2013)	0.03	133,620	7,777,800
FCOJ-A (285 contracts, settlement date July 11, 2013)	(0.01)	(61,987)	5,185,575
Gold (56 contracts, settlement date February 26, 2013)	0.07	312,270	9,384,480
Gold (55 contracts, settlement date April 26, 2013)	0.05	236,130	9,229,000
Gold (55 contracts, settlement date June 26, 2013)	(0.07)	(317,080)	9,240,000
Heating Oil (44 contracts, settlement date January 31, 2013)	0.00 *	(14,960)	5,602,766
Heating Oil (44 contracts, settlement date February 28, 2013)	0.00 *	(10,185)	5,575,046
Heating Oil (44 contracts, settlement date March 28, 2013)	0.00 *	(1,571)	5,535,869
Heating Oil (44 contracts, settlement date April 30, 2013)	0.02	85,352	5,587,982
Heating Oil (44 contracts, settlement date May 31, 2013)	0.02	90,959	5,558,045
Lean Hogs (189 contracts, settlement date February 14, 2013)	0.07	323,420	6,480,810
Lean Hogs (189 contracts, settlement date April 12, 2013)	0.01	24,060	6,707,610
Lean Hogs (188 contracts, settlement date June 14, 2013)	(0.04)	(163,170)	7,358,320
Lean Hogs (188 contracts, settlement date July 15, 2013)	(0.04)	(193,660)	7,322,600
Light, Sweet Crude Oil (60 contracts, settlement date January 22, 2013)	(0.01)	(45,010)	5,509,200
Light, Sweet Crude Oil (61 contracts, settlement date February 20, 2013)	(0.01)	(57,300)	5,628,470
Light, Sweet Crude Oil (60 contracts, settlement date March 20, 2013)	(0.01)	(38,330)	5,563,800
Light, Sweet Crude Oil (60 contracts, settlement date April 22, 2013)	0.06	279,100	5,589,600
Light, Sweet Crude Oil (60 contracts, settlement date May 21, 2013)	0.06	274,100	5,609,400
Live Cattle (175 contracts, settlement date February 28, 2013)	0.03	163,800	9,261,000
Live Cattle (174 contracts, settlement date April 30, 2013)	0.02	106,530	9,491,700
Live Cattle (175 contracts, settlement date June 28, 2013)	0.02	96,290	9,152,500
Natural Gas (163 contracts, settlement date January 29, 2013)	(0.06)	(298,990)	5,462,130
Natural Gas (163 contracts, settlement date Februay 26, 2013)	(0.05)	(251,910)	5,484,950
Natural Gas (163 contracts, settlement date March 26, 2013)	(0.04)	(189,680)	5,546,890
Natural Gas (163 contracts, settlement date April 26, 2013)	(0.07)	(316,420)	5,628,390
Natural Gas (163 contracts, settlement date May 29, 2013)	(0.06)	(298,280)	5,718,040
Platinum (181 contracts, settlement date April 26, 2013)	(0.06)	(267,470)	13,958,720
Platinum (180 contracts, settlement date July 29, 2013)	(0.07)	(329,455)	13,911,300
Silver (62 contracts, settlement date March 26, 2013)	0.01	58,585	9,370,370
Silver (61 contracts, settlement date May 29, 2013)	0.03	143,405	9,235,095
Silver (61 contracts, settlement date July 29, 2013)	(0.14)	(680,860)	9,249,125
Soybean (133 contracts, settlement date March 14, 2013)	(0.16)	(772,287)	9,373,175
Soybean (132 contracts, settlement date May 14, 2013)	(0.10)	(461,563)	9,235,050
Soybean (133 contracts, settlement date July 12, 2013)	(0.01)	(61,712)	9,278,413
Sugar (424 contracts, settlement date February 28, 2013)	(0.10)	(456,109)	9,264,909
Sugar (424 contracts, settlement date April 30, 2013)	(0.07)	(317,901)	9,307,648
Sugar (423 contracts, settlement date June 28, 2013)	0.06	278,678	9,352,022
Wheat (237 contracts, settlement date March 14, 2013)	(0.28)	(1,303,087)	9,219,300
Wheat (237 contracts, settlement date May 14, 2013)	(0.24)	(1,134,200)	9,334,838
Wheat (235 contracts, settlement date July 12, 2013)	(0.22)	(1,015,588)	9,326,563
Net Unrealized Depreciation on Futures Contracts	(2.64)%	$(12,514,458)	$473,904,029

*	Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements
11

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended June 30, 2013 and 2012
and Six Months Ended June 30, 2013 and 2012

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Income
Interest Income	$61,443	$90,769	$145,452	$121,484

Expenses
Management fee to related party	949,009	1,164,381	1,947,929	2,492,448
Brokerage fees and expenses	223,297	32,399	458,337	103,314
Total expenses	1,172,305	1,196,780	2,406,265	2,595,762
Net Investment Loss	(1,110,863)	(1,106,011)	(2,260,814)	(2,474,278)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	1,390	903	1,390	903
Futures Contracts	(27,057,865)	(59,164,455)	(31,502,420)	(78,656,078)
Net Realized Loss	(27,056,475)	(59,163,552)	(31,501,030)	(78,655,175)
Net Change in Unrealized Gain (Loss) on
Investments	(4,742)	4,637	(11,029)	11,275
Futures Contracts	(12,301,227)	19,505,930	(16,541,388)	45,569,922
Net Change in Unrealized Gain (Loss)	(12,305,969)	19,510,567	(16,552,417)	45,581,197
Net Realized and Unrealized Loss on Investments and Futures Contracts	(39,362,444)	(39,652,985)	(48,053,447)	(33,073,978)

Net Loss	$(40,473,307)	$(40,758,996)	$(50,314,261)	$(35,548,256)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2013

	General Units				Limited Units				Total
				Total General				Total Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 1, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	—	—	—	—	900,000	25,704,701	—	25,704,701	25,704,701
Redemption of Limited Units	—	—	—	—	(1,650,000)	(45,510,017)	—	(45,510,017)	(45,510,017)
Net Loss:
Net Investment Loss	—	—	(8)	(8)	—	—	(2,260,806)	(2,260,806)	(2,260,814)
Net Realized Loss on Investments and Futures Contracts	—	—	(96)	(96)	—	—	(31,500,934)	(31,500,934)	(31,501,030)
Net Change in Unrealized Loss on Investments and Futures Contracts	—	—	(51)	(51)	—	—	(16,552,366)	(16,552,366)	(16,552,417)
Net Loss	—	—	(155)	(155)			(50,314,106)	(50,314,106)	(50,314,261)
Balance at June 30, 2013	50	$1,500	$(212)	$1,288	15,700,000	$450,409,641	$(45,922,406)	$404,487,235	$404,488,523

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012

	2013	2012

Cash flow from operating activities:
Net Loss	$(50,314,261)	$(35,548,256)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Purchase of investment securities	(904,864,341)	(1,129,849,062)
Proceeds from sales of investment securities	974,999,064	659,992,044
Net accretion of discount	(145,452)	(121,484)
Net realized loss on investment securities	(1,390)	(903)
Unrealized depreciation (appreciation) on investments	16,552,417	(45,581,197)
Decrease in accrued expenses	(277,314)	(485,346)
Net cash provided by (used for) operating activities	35,948,723	(551,594,204)

Cash flows from financing activities:
Proceeds from creation of Limited Units	25,704,701	80,222,138
Redemption of Limited Units	(45,510,017)	(114,119,319)
Decrease in capital shares payable	(4,327,722)	(1,497,826)
Net cash used for financing activities	(24,133,038)	(35,395,007)

Net change in cash	11,815,685	(586,989,211)
Cash held by broker at beginning of period	22,210,626	619,079,494
Cash held by broker at end of period	$34,026,311	$32,090,283

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
GreenHaven Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
June 30, 2013

(1) Organization

The GreenHaven Continuous Commodity Index Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively as the context requires) was formed as a Delaware statutory trust on October 27, 2006, and GreenHaven Continuous Commodity Index Master Fund (the “Master Fund”), was formed as a Delaware statutory trust on October 27, 2006. The Fund offers common units of beneficial interest (the “Shares”). Upon inception of the Fund, 50 General Units of the Fund were issued to GreenHaven Commodity Services, LLC (the “Managing Owner”) in exchange for a capital contribution of $1,500. The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner.

The proceeds from the offering of Shares are invested in the Master Fund (See Note 7 for details of the procedures for creation and redemption of Shares in the Fund). The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities and other high credit quality short term fixed income securities for deposit with the Master Fund’s commodity broker as margin. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca. For a description of the Fund’s offerings following the commencement of trading see Part II, Item 5.

The Index is intended to reflect the performance of certain commodities. Through January 6, 2013 the commodities comprising the Index (the “Index Commodities”) were: Corn, soybeans, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, orange juice, platinum, crude oil, NY Harbor ULSD (formerly known as heating oil), and natural gas. The Index was revised on January 7, 2013 to include soybean oil and remove orange juice.

The Managing Owner and the Shareholders share in any profits and losses of the Fund in proportion to the percentage interest owned by each.

The Managing Owner, the Fund and the Master Fund retain the services of third party service providers to the extent necessary to operate the ongoing operations of the Fund and the Master Fund. (See Note (2)).

Unaudited Interim Financial Information
The financial statements as of June 30, 2013 and for the six-month periods ended June 30, 2013 and 2012 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. The quarterly consolidated financial statements and related disclosures herein should be read in conjunction with the 2012 Annual Report filed on February 26, 2013. The Statement of Financial Condition and Schedule of Investments as of December 31, 2012 were derived from those financial statements.

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

(c) “The Administrator” — The Bank of New York Mellon Corporation has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund and the Master Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator performs or supervises the services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving calculations of the assets minus the liabilities of the Fund (the “Net Asset Value”), accounting and other fund administrative services. As the Fund’s transfer agent, the Administrator processes additions and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York Mellon Corporation is based in New York, New York.

(d) “The Commodity Broker” — Morgan Stanley & Co. LLC (“MS&Co.”) is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. MS&Co. is based in New York, New York.

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

(f) “Authorized Participant” — Authorized Participants may create or redeem Shares of the Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the DTC, and (3) have entered into an agreement (“Participant Agreement”) with the Fund and the Managing Owner. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. A list of the current Authorized Participants can be obtained from the Administrator. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Baskets of Shares by the Fund.

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

(b) Cash Held by Broker

The Fund defines cash held by broker to be highly liquid investments, with original maturities of three months or less when acquired. MS&Co allows the Master Fund to apply its Treasury Bill portfolio towards its initial margin requirement for the Master Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and Treasury Bill positions are held in segregated accounts at MS&Co and are not insured by the Federal Deposit Insurance Corporation.

(c) United States Treasury Obligations

The Master Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Master Fund holds United States Treasury Obligations for deposit with the Master Fund’s commodity broker as margin for trading and holding against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(d) Income Taxes

The Fund and Master Fund are classified as a grantor trust and a partnership, respectively, for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund is subject to U.S. federal, state, or local income taxes. Accordingly, no provision for federal, state, or local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

The Fund accounts for uncertainty in income taxes pursuant to the applicable accounting standard, which provides measurement, presentation and disclosure guidance related to uncertain tax positions. The guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this topic, the Fund may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Fund’s adoption of this standard has not had a material impact on the Fund’s financial condition and results of operations.

(e) Futures Contracts

The Master Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the consolidated statement of financial condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note 4 — Fair Value Measurements).

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

(f) Basis of Presentation and Consolidation

All of the capital raised by the Fund is used to purchase common units of beneficial interest of the Master Fund. The financial statement balances of the Master Fund are consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions are eliminated. Separate financial statements of the Master Fund are presented to comply with SEC reporting requirements as the Master Fund is a separate SEC registrant.

(g) Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation. Such changes had no effect on the net results of operations reported.

(h) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, June 30, 2013 and when the financial statements were issued.

During that period, 0 Limited Shares were created and 950,000 Limited Shares were redeemed resulting in 14,750,000 Limited Shares outstanding.

Other than these events, the evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

(4) Fair Value Measurements

The existing guidance for fair value measurements establishes the authoritative definition for fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fund uses a three-tier fair value hierarchy based upon observable and unobservable inputs as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 — inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — unobservable inputs for the asset or liability.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of June 30, 2013, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$399,996,510	$-	$399,996,510
Futures Contracts	(29,055,846)	-	-	(29,055,846)
Total	$(29,055,846)	$399,996,510	$-	$370,940,664

There were no transfers between Level 1 and Level 2 for the Fund during the six months ended June 30, 2013. The Fund did not hold any Level 3 securities during the six months ended June 30, 2013 or 2012.

A summary of the Fund’s assets and liabilities at fair value as of December 31, 2012, classified according to the levels used to value them, are as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$469,995,420	$-	$469,995,420
Futures Contracts	(12,514,458)	-	-	(12,514,458)
Total	$(12,514,458)	$469,995,420	$-	$457,480,962

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2012. The Fund did not hold any Level 3 securities during the year ended December 31, 2012.

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2013, the Fund invested in futures contracts.

At June 30, 2013, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(29,055,846)	$-	$(29,055,846)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the six months ended June 30, 2013:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$(31,502,420)	$(16,541,388)

At December 31, 2012, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(12,514,458)	$-	$(12,514,458)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the six months ended June 30, 2012:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(78,656,078)	$45,569,922

(6) Financial Instrument Risk

In the normal course of its business, the Fund may be party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments to have a reasonable possibility to be settled in cash or through physical delivery. These instruments are traded on an exchange and are standardized contracts.

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

(7) Creation and Redemption of Shares from the Fund

As described in the Fund’s Prospectus, the creation and redemption procedures allow only certain eligible financial institutions (“Authorized Participants”) to create and redeem Shares directly from the Fund. Individual Shareholders may not create or redeem Shares directly from the Fund. Proceeds from sales of shares of the Fund are invested directly in the Master Fund.

(a)  Creation of Shares

The Fund will issue Shares in baskets of 50,000 Shares (“Baskets”) only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund. The Baskets will be valued as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

The total payment required to create each Basket is the value of the Fund’s Net Asset Value per Share for 50,000 Shares as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00 p.m., New York time, on the Business Day immediately following the creation order date at Net Asset Value per Share as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

Because orders to create Baskets must be placed by 10:00 a.m., New York time, but the total payment required to create a Basket during the continuous offering period will not be determined until 4:00 p.m., New York time, on the date the creation order is received, Authorized Participants will not know the total amount of the payment required to create a Basket at the time they submit an irrevocable purchase order for the Basket. The Fund’s Net Asset Value and the total amount of the payment required to create a Basket could rise or fall substantially between the time an irrevocable creation order is submitted and the time the amount of the creation price in respect thereof is determined.

On any business day, an Authorized Participant may place an order with the Distributor to create one or more Baskets. Creation orders must be placed by 10:00 a.m., New York time. The day on which the Distributor receives a valid creation order is the creation order date.

The Administrator may reject a creation order if:

(i)	it determines that the creation order is not in proper form;

(ii)	the Managing Owner believes that the creation order would have adverse tax consequences to the Fund or its Shareholders; or

(iii)	circumstances outside the control of the Managing Owner or the Distributor make it, for all practical purposes, not feasible to process creations of Baskets.

The Distributor and the Managing Owner will not be liable for the rejection of any creation order.

(b) Redemption of Shares

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the six-month periods ended June 30, 2013 and 2012 were $1,947,929 and $2,492,448, respectively, and the management fees incurred for the three-month periods ended June 30, 2013 and 2012 were $949,009 and $1,164,381, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

(b) Organization and Offering Expenses

Expenses incurred in connection with organizing the Fund and the offering of the Shares were paid by GreenHaven, LLC. GreenHaven, LLC is the sole member of the Managing Owner. The Fund does not  have an obligation to reimburse GreenHaven, LLC or its affiliates for organization and offering expenses paid on their behalf.

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Managing Owner currently does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Funds are responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.20% of the net asset value of the Master Fund in any year, although the actual amount of such fees and expenses in any year may be greater. The Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.20% per annum in the aggregate. Of the amounts so accrued, the Fund first pays brokerage fees, and secondly from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s and Master Fund’s routine operational, administrative, and other ordinary expenses paid by the Managing Owner.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the six-month periods ended June 30, 2013 and 2012 were $458,337 and $103,314, respectively, and for the three-months periods ended June 30, 2013 and 2012 were $223,297 and $32,399, respectively.

(d) Extraordinary Fees and Expenses

The Fund will pay all the extraordinary fees and expenses, if any, of the Fund. Such extraordinary fees and expenses, by their nature, are unpredictable in terms of timing and amount. There have been no extraordinary fees or expenses since the Fund commenced investment operations on January 23, 2008.

(9) Termination

The term of the Fund is perpetual, unless terminated earlier in certain circumstances as defined in the Prospectus.

(10) Profit and Loss Allocations and Distributions

The Managing Owner and the Shareholders share in any profits and losses of the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective capital balances of the Shareholders.

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of June 30, 2013, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month and six-month periods ended June 30, 2013 and 2012. The net investment loss and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net Asset Value
Net asset value per Limited Share, beginning of period	$28.26	$30.35	$28.85	$29.96

Net realized and change in unrealized gain (loss) from investments	(2.43)	(1.86)	(2.95)	(1.40)
Net investment gain (loss) on U.S. Treasury Obligations	(0.07)	(0.06)	(0.14)	(0.13)
Net decrease in net assets from operations	(2.50)	(1.92)	(3.09)	(1.53)
Net asset value per Limited Share, end of period	$25.76	$28.43	$25.76	$28.43

Market value per Limited Share, beginning of period	$28.22	$30.28	$28.83	$29.96
Market value per Limited Share, end of period	$25.79	$28.36	$25.79	$28.36

Ratio to average net assets
Net investment loss	(1.00)%	(0.81)%	(0.99)%	(0.85)%
Total expenses	1.05%	0.88%	1.05%	0.89%

Total Return, at net asset value	(8.85)%	(6.33)%	(10.71)%	(5.11)%
Total Return, at market value	(8.61)%	(6.34)%	(10.54)%	(5.34)%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview / Introduction
The initial offering period for the GreenHaven Continuous Commodity Index Fund (the “Fund”) began and ended on January 23, 2008 during which time 350,000 Shares were sold at $30 per share for total proceeds of $10,500,000. The entire proceeds were received by the Fund which then invested them in the Master Fund. Shares were then listed for trading on the American Stock Exchange on January 24, 2008, marking the beginning of the continuous offering period. On November 24, 2008 the Fund delisted from the American Stock Exchange and on November 25, 2008 the Fund listed on NYSE Arca. The ticker symbol of the Fund is GCC. For a description of the Fund’s offerings following the commencement of trading see Part II, Item 5.

Performance Summary
There is no performance history prior to the beginning of trading on January 24, 2008.  For performance history subsequent to the beginning of trading, see the Results of Operations section below.

Net Asset Value
The Administrator calculates a daily Net Asset Value per share of the Fund, based on closing prices of the underlying futures contracts. The first such calculation was as of market close on January 24, 2008, the first day of trading on the NYSE Arca, formerly the American Stock Exchange. Values of the underlying Index are computed by Thomson Reuters America, LLC, and disseminated by NYSE Arca every fifteen seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized — including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.

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

Capital Resources
The Fund had no commitments for capital expenditures as of June 30, 2013. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2013 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the Consolidated Schedule of Investments included herein. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO JUNE 30, 2013

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.
26

Performance Summary

Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500	-	-	-	-
1/31/2008	$31.65	350,050	$11,079,083	5.50%	-	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,771	11.88%	-	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623	-8.33%	-	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,675	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,189	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,842	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,186	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,583	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,102	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,544	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,587	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,585	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,211	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the six months ended June 30, 2013 and June 30, 2012, the Fund’s Net Asset Value underperformed the Index by 0.32% and outperformed the Index by 0.80%, respectively.

28

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Introduction

The Fund aims to track the Thomson Reuters Continuous Commodity Index, which consists of seventeen commodities and is rebalanced daily. Due to the rebalancing, the Fund on a given day holds an equal amount of each of the seventeen index components. Thus, the exposure of the Fund to a given component remains over time very close to 1/17, or 5.88%. Unless the Index Owner (Thomson Reuters) changes the construction of the Index, the Fund will maintain the same allocation to the same commodities. The value of the Shares relates directly to the value of the commodity futures and other assets held by the Master Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s portfolio of exchange-traded futures on the Index Commodities. The value of the Shares relate directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodities may fluctuate widely based on many factors. Some of those factors are:

●	Changing supply and demand relationships.

●	General economic activities and conditions.

●	Weather and other environmental conditions.

●	Acts of God.

●	Agricultural, fiscal, monetary and exchange control programs and policies of governments.

●	National and international political and economic events and policies.

●	Changes in rates of inflation.

●	The general emotions and psychology of the marketplace, which at times can be volatile and unrelated to other more tangible factors.

●	Acts of international or domestic terrorism.

In addition to the factors set forth above, each commodity has risks that are inherent in the investment in such commodity.

Metals Commodities: Price movements in futures contracts held by the Master Fund in metals commodities such as gold, silver, platinum and copper are affected by many specific factors. Some of these metal specific factors include, but are not limited to:

●	A change in economic conditions, such as a recession, can adversely affect the price of both industrial and precious metals. An economic downturn may have a negative impact on the usage and demand of metals which may result in a loss for the Master Fund.

●	A sudden shift in political conditions of the world’s leading metal producers may have a negative effect on the global pricing of metals.

●	An increase in the hedging of precious metals may cause the price of precious metals to decline.

●	Changes in global supply and demand for industrial and precious metals.

●	The price and quantity of imports and exports of industrial and precious metals.

●	Technological advances in the processing and mining of industrial and precious metals.

Agricultural Commodities: Price movements in futures contracts held by the Master Fund in agricultural commodities, such as wheat, corn, soybean oil, cotton, cocoa, sugar, coffee, and soybeans, are affected by many factors. Some of these agricultural specific factors include, but are not limited to:

●	Farmer planting decisions, general economic, market and regulatory factors.

●	Weather conditions, including hurricanes, tornadoes, storms and droughts, may have a material adverse effect on crops, live cattle, live hogs and lumber, which may result in significant fluctuations in prices in such commodities.

●	Changes in global supply and demand for agricultural products.

●	The price and quantity of imports and exports of agricultural commodities.

●	Political conditions, including embargoes and war, in or affecting agricultural production, imports and exports.

●	Technological advances in agricultural production.

●	The price and availability of alternative agricultural commodities.

Energy Commodities: Price movements in futures contracts held by the Master Fund in energy commodities, such as crude oil, NY Harbor ULSD (formerly known as heating oil), and natural gas, are subject to risks due to frequent and often substantial fluctuations in energy commodity prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and the Managing Owner expects this volatility to continue. The markets and prices for energy commodities are affected by many factors. Some of those factors include, but are not limited to:

●	Changes in global supply and demand for oil and natural gas.

●	The price and quantity of imports and exports of oil and natural gas.

●	Political conditions, including embargoes and war, in or affecting other oil producing activities.

●	The level of global oil and natural gas exploration and production.

●	The level of global oil and natural gas inventories, production or pricing.

●	Weather conditions.

●	Technological advances affecting energy consumption.

●	The price and availability of alternative fuels.

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

The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of June 30, 2013 by market sector.
Grains	23.53%	Corn, Soybeans, Wheat, Soy Oil

Livestock	11.76%	Hogs, Cattle

Metals	23.53%	Gold, Silver, Platinum, Copper

Energy	17.65%	Crude Oil, Natural Gas, NY Harbor ULSD (formerly called Heating Oil)

Softs	23.53%	Coffee, Cocoa, Sugar, Cotton

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

Changes in Internal Control over Financial Reporting
The Fund commenced trading on January 24, 2008 and began to exercise its internal control over financial reporting thereafter. The Fund’s investing activity is limited to the purchase and sale of commodity futures contracts and of short-term U.S. Treasury bills. Futures transactions are made through Morgan Stanley, the Commodity Broker, which provides the Fund with statements on a daily basis. The Bank of New York Mellon Corporation, the Fund’s Administrator, reconciles the reports from Morgan Stanley with its own records of Fund transactions. In addition, each day the Managing Owner reconciles its own records with those of Morgan Stanley and the Bank of New York Mellon Corporation.

During the three months ended June 30, 2013, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed February 26, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended June 30, 2013, 1,300,000 Limited Shares were redeemed for $35,404,846. On June 30, 2013, 15,700,000 Limited Shares of the Fund were outstanding for a market capitalization of $404,903,000, based on the June 28, 2013 closing price of $25.79 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) by Authorized Participants for each month during the quarter ended June 30, 2013:

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Redeemed	Paid per Share	Programs	Programs
April 1, 2013 to April 30, 2013	200,000	$27.81	N/A	N/A
May 1, 2013 to May 31, 2013	650,000	$27.30	N/A	N/A
June 1, 2013 to June 30, 2013	450,000	$26.89	N/A	N/A

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Reserved

Item 5. Other Information.

The Fund commenced investment operations on January 23, 2008 with 4,000,000 shares registered. On March 26, 2009 the Fund had issued all but one Basket of 50,000 shares under its previous registration statement and had to cease creating new Baskets of Shares. On May 14, 2009 the Fund registered an additional 21,000,000 Shares and resumed creating new Baskets of Shares. On January 25, 2011, the Fund registered an additional 20,000,000 Shares. On May 21, 2013, the Fund filed a form S-3 for an additional 61,000,000 Shares.

Item 6. Exhibits.

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d- 14 (filed herewith)

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d- 14 (filed herewith)

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: August 8, 2013	By:	/s/ Cooper Anderson
Name: Cooper Anderson
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: August 8, 2013	By:	/s/ Cooper Anderson
Name: Cooper Anderson
Title: Principal Financial Officer

