Form 10-Q
period 2013-09-30
GreenHaven Continuous Commodity Index Fund; GreenHaven Continuous Commodity Index Master Fund
filed 2013-11-06
CIK 1379606, 1379527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Numbers: 001-33908, 001-33909
GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Registrant)
(Exact name of Registrant as specified in its charter)
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
(Rule 140 Co-Registrant)
(Exact name of Registrant as specified in its charter)

Delaware	26-0151234 26-0151301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Nos.)

c/o GreenHaven Commodity Services LLC
3340 Peachtree Rd, Suite 1910
Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of outstanding Limited Shares as of September 30, 2013: 13,400,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
QUARTER ENDED SEPTEMBER 30, 2013

PART 1. FINANCIAL INFORMATION		3

ITEM 1. FINANCIAL STATEMENTS		3

Greenhaven Continuous Commodity Index Fund Financial Statements
Consolidated Statements of Financial Condition at September 30, 2013 (unaudited) and December 31, 2012		3
Unaudited Consolidated Schedule of Investments at September 30, 2013		4
Consolidated Schedule of Investments at December 31, 2012		5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended September 30, 2013 and 2012 and Nine Months Ended September 30, 2013 and 2012		6
Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2013		7
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012		8

Greenhaven Continuous Commodity Index Master Fund Financial Statements
Statements of Financial Condition at September 30, 2013 (unaudited) and December 31, 2012		9
Unaudited Schedule of Investments at September 30, 2013		10
Schedule of Investments at December 31, 2012		11
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended September 30, 2013 and 2012 and Nine Months Ended September 30, 2013 and 2012		12
Unaudited Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2013		13
Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012		14

Notes to Unaudited Consolidated Financial Statements		15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		29

ITEM 4. CONTROLS AND PROCEDURES		31

PART II. OTHER INFORMATION		33

ITEM 1.	Legal Proceedings	33
ITEM 1A.	Risk Factors	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3.	Defaults Upon Senior Securities	33
ITEM 4.	Reserved	33
ITEM 5.	Other Information	33
ITEM 6.	Exhibits	34

SIGNATURES		35

EXHIBITS
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-31.3 SECTION 302 CERTIFICATION OF CFO
EX-31.4 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO AND CFO
EX-32.2 SECTION 906 CERTIFICATION OF CEO AND CFO

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
September 30, 2013 (unaudited) and December 31, 2012

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Equity in broker trading accounts:
Short-term investments (cost $344,995,085 and $469,979,439 as of September 30, 2013 and December 31, 2012, respectively)	$344,996,250	$469,995,420
Cash held by broker	8,666,593	22,210,626
Net unrealized appreciation (depreciation) on futures contracts	1,569,825	(12,514,458)
Total assets	$355,232,668	$479,691,588

Liabilities and shareholders’ equity
Capital shares payable	$—	$4,327,722
Management fee payable to related party	252,125	354,469
Accrued brokerage fees and expenses payable	141,546	401,297
Total liabilities	393,671	5,083,488

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(176)	(57)
Total General Units	1,324	1,443
Limited Units:
Paid in capital - 13,400,000 and 16,450,000 redeemable shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	389,464,307	470,214,957
Retained earnings (accumulated deficit)	(34,626,634)	4,391,700
Total Limited Units	354,837,673	474,606,657
Total shareholders’ equity	354,838,997	474,608,100
Total liabilities and shareholders’ equity	$355,232,668	$479,691,588

Net asset value per share

General Units	$26.48	$28.86

Limited Units	$26.48	$28.85

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
September 30, 2013

	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.02% due October 03, 2013	31.00%		$109,999,890	$110,000,000
U.S. Treasury Bills, 0.01% due October 10, 2013	8.46		29,999,880	30,000,000
U.S. Treasury Bills, 0.02% due October 24, 2013	43.68		154,997,830	155,000,000
U.S. Treasury Bills, 0.06% due November 14, 2013	14.09		49,998,650	50,000,000
Total U.S. Treasury Obligations (cost $344,995,085)	97.23%		$344,996,250	$345,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (263 contracts, settlement date May 14, 2014)	0.13%		$462,570	$6,951,090
Cocoa (263 contracts, settlement date March 14, 2014)	0.13		468,170	6,951,090
Cocoa (264 contracts, settlement date December 13, 2013)	0.23		822,440	6,969,600
Coffee (159 contracts, settlement date May 19, 2014)	(0.14)		(488,475)	7,098,356
Coffee (159 contracts, settlement date March 19, 2014)	(0.14)		(498,956)	6,967,181
Coffee (159 contracts, settlement date December 18, 2013)	(0.18)		(639,525)	6,779,362
Copper (84 contracts, settlement date May 28, 2014)	0.05		165,150	7,014,000
Copper (83 contracts, settlement date March 27, 2014)	0.05		170,838	6,915,975
Copper (83 contracts, settlement date December 27, 2013)	0.06		231,513	6,895,225
Corn (307 contracts, settlement date May 14, 2014)	(0.08)		(292,850)	7,095,537
Corn (307 contracts, settlement date March 14, 2014)	(0.08)		(284,075)	6,976,575
Corn (307 contracts, settlement date December 13, 2013)	(0.29)		(1,024,138)	6,777,025
Cotton (160 contracts, settlement date May 07, 2014)	0.05		162,255	6,944,000
Cotton (160 contracts, settlement date March 07, 2014)	0.00	*	(10,755)	6,958,400
Cotton (159 contracts, settlement date December 06, 2013)	0.05		188,270	6,933,195
Gold (52 contracts, settlement date April 28, 2014)	0.04		132,140	6,908,720
Gold (52 contracts, settlement date February 26, 2014)	(0.03)		(113,710)	6,904,040
Gold (53 contracts, settlement date December 27, 2013)	(0.07)		(240,540)	7,033,100
Lean Hogs (197 contracts, settlement date April 14, 2014)	0.10		351,430	7,032,900
Lean Hogs (197 contracts, settlement date February 14, 2014)	0.11		397,920	7,005,320
Lean Hogs (196 contracts, settlement date December 13, 2013)	0.13		454,620	6,791,400
Light, Sweet Crude Oil (42 contracts, settlement date March 20, 2014)	0.01		41,520	4,121,880
Light, Sweet Crude Oil (42 contracts, settlement date February 20, 2014)	0.01		37,980	4,163,460
Light, Sweet Crude Oil (42 contracts, settlement date January 21, 2014)	0.01		36,340	4,206,720
Light, Sweet Crude Oil (41 contracts, settlement date December 19, 2013)	0.05		192,570	4,147,150
Light, Sweet Crude Oil (41 contracts, settlement date November 20, 2013)	0.06		209,840	4,177,900
Live Cattle (130 contracts, settlement date April 30, 2014)	0.06		197,460	6,997,900
Live Cattle (130 contracts, settlement date February 28, 2014)	0.10		359,410	6,957,600
Live Cattle (130 contracts, settlement date December 31, 2013)	0.07		256,170	6,862,700
Natural Gas (110 contracts, settlement date March 27, 2014)	0.04		132,510	4,137,100
Natural Gas (110 contracts, settlement date February 26, 2014)	0.04		127,120	4,191,000
Natural Gas (110 contracts, settlement date January 29, 2014)	0.03		118,360	4,220,700
Natural Gas (110 contracts, settlement date December 27, 2013)	(0.07)		(237,610)	4,214,100
Natural Gas (110 contracts, settlement date November 26, 2013)	(0.08)		(265,800)	4,101,900
NY Harbor ULSD (34 contracts, settlement date March 31, 2014)**	(0.01)		(28,224)	4,188,610
NY Harbor ULSD (33 contracts, settlement date February 28, 2014)**	(0.01)		(34,427)	4,084,542
NY Harbor ULSD (34 contracts, settlement date January 31, 2014)**	(0.01)		(49,644)	4,225,024
NY Harbor ULSD (34 contracts, settlement date December 31, 2013)**	0.00	*	(3,284)	4,232,592
NY Harbor ULSD (33 contracts, settlement date November 29, 2013)**	0.00	* *	* 14,024	4,112,401
Platinum (148 contracts, settlement date April 28, 2014)	(0.12)		(422,015)	10,482,840
Platinum (147 contracts, settlement date January 29, 2014)	(0.06)		(227,045)	10,381,140
Silver (64 contracts, settlement date May 28, 2014)	0.10		339,530	6,969,600
Silver (64 contracts, settlement date March 27, 2014)	0.10		358,920	6,961,920
Silver (64 contracts, settlement date December 27, 2013)	0.07		249,040	6,946,560
Soybean (110 contracts, settlement date May 14, 2014)	0.08		287,262	6,866,750
Soybean (110 contracts, settlement date March 14, 2014)	0.11		378,137	6,968,500
Soybean (109 contracts, settlement date January 14, 2014)	(0.01)		(32,800)	7,003,250
Soybean Oil (210 contracts, settlement date May 14, 2014)	(0.05)		(168,546)	5,289,480
Soybean Oil (209 contracts, settlement date March 14, 2014)	(0.05)		(168,276)	5,230,434
Soybean Oil (209 contracts, settlement date January 14, 2014)	(0.18)		(637,932)	5,191,560
Soybean Oil (209 contracts, settlement date December 13, 2013)	(0.23)		(817,746)	5,153,940
Sugar (515 contracts, settlement date April 30, 2014)	0.13		458,684	10,422,776
Sugar (515 contracts, settlement date February 28, 2014)	0.10		338,218	10,463,152
Wheat (202 contracts, settlement date May 14, 2014)	0.04		143,475	6,966,475
Wheat (203 contracts, settlement date March 14, 2014)	0.05		183,675	6,973,050
Wheat (204 contracts, settlement date December 13, 2013)	(0.06)		(211,363)	6,920,700
Net Unrealized Appreciation on Futures Contracts	0.44%		$1,569,825	$354,437,497

*              Denotes less than 0.000% yet greater than (0.005)%
* *           The CME Group changed specifications and the name of Heating Oil futures to ‘NY Harbor ULSD’ in May 2013
* **        Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements.

GreenHaven Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2012

	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.06% due January 03, 2013	37.93%		$180,000,000	$180,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	6.32		29,999,820	30,000,000
U.S. Treasury Bills, 0.05% due January 24, 2013	40.03		189,997,910	190,000,000
U.S. Treasury Bills, 0.11% due February 14, 2013	14.75		69,997,690	70,000,000
Total U.S. Treasury Obligations (cost $469,979,439)	99.03%		$469,995,420	$470,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (414 contracts, settlement date March 13, 2013)	(0.20	) %	$(948,620)	$9,257,040
Cocoa (415 contracts, settlement date May 15, 2013)	(0.20)		(932,590)	9,320,900
Cocoa (414 contracts, settlement date July 16, 2013)	(0.10)		(485,050)	9,331,560
Coffee (168 contracts, settlement date March 18, 2013)	(0.28)		(1,303,556)	9,059,400
Coffee (170 contracts, settlement date May 20, 2013)	(0.28)		(1,324,350)	9,352,125
Coffee (169 contracts, settlement date July 19, 2013)	(0.14)		(671,381)	9,477,731
Copper (102 contracts, settlement date March 26, 2013)	0.12		554,000	9,313,875
Copper (102 contracts, settlement date May 29, 2013)	0.11		544,763	9,338,100
Copper (101 contracts, settlement date July 29, 2013)	0.11		529,500	9,271,800
Corn (267 contracts, settlement date March 14, 2013)	(0.25)		(1,180,150)	9,321,637
Corn (266 contracts, settlement date May 14, 2013)	(0.23)		(1,104,225)	9,313,325
Corn (266 contracts, settlement date July 12, 2013)	(0.08)		(389,100)	9,273,425
Cotton (246 contracts, settlement date March 06, 2013)	0.08		361,630	9,242,220
Cotton (244 contracts, settlement date May 08, 2013)	0.02		99,440	9,254,920
Cotton (245 contracts, settlement date July 09, 2013)	0.10		489,040	9,416,575
FCOJ-A (838 contracts, settlement date March 08, 2013)	(0.06)		(301,343)	14,750,895
FCOJ-A (435 contracts, settlement date May 10, 2013)	0.03		133,620	7,777,800
FCOJ-A (285 contracts, settlement date July 11, 2013)	(0.01)		(61,987)	5,185,575
Gold (56 contracts, settlement date February 26, 2013)	0.07		312,270	9,384,480
Gold (55 contracts, settlement date April 26, 2013)	0.05		236,130	9,229,000
Gold (55 contracts, settlement date June 26, 2013)	(0.07)		(317,080)	9,240,000
Heating Oil (44 contracts, settlement date January 31, 2013)	0.00	*	(14,960)	5,602,766
Heating Oil (44 contracts, settlement date February 28, 2013)	0.00	*	(10,185)	5,575,046
Heating Oil (44 contracts, settlement date March 28, 2013)	0.00	*	(1,571)	5,535,869
Heating Oil (44 contracts, settlement date April 30, 2013)	0.02		85,352	5,587,982
Heating Oil (44 contracts, settlement date May 31, 2013)	0.02		90,959	5,558,045
Lean Hogs (189 contracts, settlement date February 14, 2013)	0.07		323,420	6,480,810
Lean Hogs (189 contracts, settlement date April 12, 2013)	0.01		24,060	6,707,610
Lean Hogs (188 contracts, settlement date June 14, 2013)	(0.04)		(163,170)	7,358,320
Lean Hogs (188 contracts, settlement date July 15, 2013)	(0.04)		(193,660)	7,322,600
Light, Sweet Crude Oil (60 contracts, settlement date January 22, 2013)	(0.01)		(45,010)	5,509,200
Light, Sweet Crude Oil (61 contracts, settlement date February 20, 2013)	(0.01)		(57,300)	5,628,470
Light, Sweet Crude Oil (60 contracts, settlement date March 20, 2013)	(0.01)		(38,330)	5,563,800
Light, Sweet Crude Oil (60 contracts, settlement date April 22, 2013)	0.06		279,100	5,589,600
Light, Sweet Crude Oil (60 contracts, settlement date May 21, 2013)	0.06		274,100	5,609,400
Live Cattle (175 contracts, settlement date February 28, 2013)	0.03		163,800	9,261,000
Live Cattle (174 contracts, settlement date April 30, 2013)	0.02		106,530	9,491,700
Live Cattle (175 contracts, settlement date June 28, 2013)	0.02		96,290	9,152,500
Natural Gas (163 contracts, settlement date January 29, 2013)	(0.06)		(298,990)	5,462,130
Natural Gas (163 contracts, settlement date Februay 26, 2013)	(0.05)		(251,910)	5,484,950
Natural Gas (163 contracts, settlement date March 26, 2013)	(0.04)		(189,680)	5,546,890
Natural Gas (163 contracts, settlement date April 26, 2013)	(0.07)		(316,420)	5,628,390
Natural Gas (163 contracts, settlement date May 29, 2013)	(0.06)		(298,280)	5,718,040
Platinum (181 contracts, settlement date April 26, 2013)	(0.06)		(267,470)	13,958,720
Platinum (180 contracts, settlement date July 29, 2013)	(0.07)		(329,455)	13,911,300
Silver (62 contracts, settlement date March 26, 2013)	0.01		58,585	9,370,370
Silver (61 contracts, settlement date May 29, 2013)	0.03		143,405	9,235,095
Silver (61 contracts, settlement date July 29, 2013)	(0.14)		(680,860)	9,249,125
Soybean (133 contracts, settlement date March 14, 2013)	(0.16)		(772,287)	9,373,175
Soybean (132 contracts, settlement date May 14, 2013)	(0.10)		(461,563)	9,235,050
Soybean (133 contracts, settlement date July 12, 2013)	(0.01)		(61,712)	9,278,413
Sugar (424 contracts, settlement date February 28, 2013)	(0.10)		(456,109)	9,264,909
Sugar (424 contracts, settlement date April 30, 2013)	(0.07)		(317,901)	9,307,648
Sugar (423 contracts, settlement date June 28, 2013)	0.06		278,678	9,352,022
Wheat (237 contracts, settlement date March 14, 2013)	(0.28)		(1,303,087)	9,219,300
Wheat (237 contracts, settlement date May 14, 2013)	(0.24)		(1,134,200)	9,334,838
Wheat (235 contracts, settlement date July 12, 2013)	(0.22)		(1,015,588)	9,326,563
Net Unrealized Depreciation on Futures Contracts	(2.64	) %	$(12,514,458)	$473,904,029

* Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended September 30, 2013 and 2012
and Nine Months Ended September 30, 2013 and 2012

Three Months Ended	Three Months Ended	Nine Months Ended Ended	Nine Months Ended Ended
September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income
Interest Income	$30,080	$96,791	$175,532	$218,274

Expenses
Management fee to related party	815,413	1,083,522	2,763,342	3,575,970
Brokerage fees and expenses	191,861	23,992	650,198	127,306
Total expenses	1,007,274	1,107,514	3,413,540	3,703,276
Net Investment Loss	(977,194)	(1,010,723)	(3,238,008)	(3,485,002)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	533	—	1,923	903
Futures Contracts	(18,349,415)	14,511,408	(49,851,835)	(64,144,670)
Net Realized Gain (Loss)	(18,348,882)	14,511,408	(49,849,912)	(64,143,767)
Net Change in Unrealized Gain (Loss) on
Investments	(3,787)	(4,561)	(14,816)	6,714
Futures Contracts	30,625,671	23,223,583	14,084,283	68,793,505
Net Change in Unrealized Gain	30,621,884	23,219,022	14,069,467	68,800,219
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	12,273,002	37,730,430	(35,780,445)	4,656,452

Net Gain (Loss)	$11,295,808	$36,719,707	$(39,018,453)	$1,171,450

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2013

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 1, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	—	—	—	—	900,000	25,704,700	—	25,704,700	25,704,700
Redemption of Limited Units	—	—	—	—	(3,950,000)	(106,455,350)	—	(106,455,350)	(106,455,350)
Net Loss:
Net Investment Loss	—	—	(11)	(11)	—	—	(3,237,997)	(3,237,997)	(3,238,008)
Net Realized Loss on Investments and Futures Contracts	—	—	(157)	(157)	—	—	(49,849,755)	(49,849,755)	(49,849,912)
Net Change in Unrealized Gain on Investments and Futures Contracts	—	—	49	49	—	—	14,069,418	14,069,418	14,069,467
Net Loss	—	—	(119)	(119)			(39,018,334)	(39,018,334)	(39,018,453)
Balance at September 30, 2013	50	$1,500	$(176)	$1,324	13,400,000	$389,464,307	$(34,626,634)	$354,837,673	$354,838,997

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012

	2013	2012
Cash flow from operating activities:
Net Gain (Loss)	$(39,018,453)	$1,171,450
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchase of investment securities	(1,284,836,043)	(1,609,751,562)
Proceeds from sales of investment securities	1,409,997,852	1,139,992,043
Net accretion of discount	(175,532)	(218,274)
Net realized loss on investment securities	(1,923)	(903)
Unrealized depreciation on investments	(14,069,467)	(68,800,219)
Decrease in accrued expenses	(362,095)	(814,625)
Net cash provided by (used for) operating activities	71,534,339	(538,422,090)

Cash flows from financing activities:
Proceeds from creation of Limited Units	25,704,700	87,933,308
Redemption of Limited Units	(106,455,350)	(153,587,632)
Decrease in capital shares payable	(4,327,722)	(1,497,826)
Net cash used for financing activities	(85,078,372)	(67,152,150)

Net change in cash	(13,544,033)	(605,574,240)
Cash held by broker at beginning of period	22,210,626	619,079,494
Cash held by broker at end of period	$8,666,593	$13,505,254

See accompanying notes to unaudited consolidated financial statements
8

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
September 30, 2013 (unaudited) and December 31, 2012

	September 30, 2013 (unaudited)	December 31, 2012
Assets
Equity in broker trading accounts:
Short-term investments (cost $344,995,085 and $469,979,439 as of September 30, 2013 and December 31, 2012, respectively)	$344,996,250	$469,995,420
Cash held by broker	8,666,593	22,210,626
Net unrealized appreciation (depreciation) on futures contracts	1,569,825	(12,514,458)
Total assets	$355,232,668	$479,691,588

Liabilities and shareholders’ equity
Capital shares payable	$—	$4,327,722
Management fee payable to related party	252,125	354,469
Accrued brokerage fees and expenses payable	141,546	401,297
Total liabilities	393,671	5,083,488

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(176)	(57)
Total General Units	1,324	1,443
Limited Units:
Paid in capital - 13,400,000 and 16,450,000 redeemable shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	389,464,307	470,214,957
Retained earnings (accumulated deficit)	(34,626,634)	4,391,700
Total Limited Units	354,837,673	474,606,657
Total shareholders’ equity	354,838,997	474,608,100
Total liabilities and shareholders’ equity	$355,232,668	$479,691,588

Net asset value per share

General Units	$26.48	$28.86

Limited Units	$26.48	$28.85

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
September 30, 2013

	Percentage of Net Assets	Fair Value	Face Value
Description
U.S. Treasury Obligations
U.S. Treasury Bills, 0.02% due October 03, 2013	31.00%	$109,999,890	$110,000,000
U.S. Treasury Bills, 0.01% due October 10, 2013	8.46	29,999,880	30,000,000
U.S. Treasury Bills, 0.02% due October 24, 2013	43.68	154,997,830	155,000,000
U.S. Treasury Bills, 0.06% due November 14, 2013	14.09	49,998,650	50,000,000
Total U.S. Treasury Obligations (cost $344,995,085)	97.23%	$344,996,250	$345,000,000

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (263 contracts, settlement date May 14, 2014)	0.13%	$462,570	$6,951,090
Cocoa (263 contracts, settlement date March 14, 2014)	0.13	468,170	6,951,090
Cocoa (264 contracts, settlement date December 13, 2013)	0.23	822,440	6,969,600
Coffee (159 contracts, settlement date May 19, 2014)	(0.14)	(488,475)	7,098,356
Coffee (159 contracts, settlement date March 19, 2014)	(0.14)	(498,956)	6,967,181
Coffee (159 contracts, settlement date December 18, 2013)	(0.18)	(639,525)	6,779,362
Copper (84 contracts, settlement date May 28, 2014)	0.05	165,150	7,014,000
Copper (83 contracts, settlement date March 27, 2014)	0.05	170,838	6,915,975
Copper (83 contracts, settlement date December 27, 2013)	0.06	231,513	6,895,225
Corn (307 contracts, settlement date May 14, 2014)	(0.08)	(292,850)	7,095,537
Corn (307 contracts, settlement date March 14, 2014)	(0.08)	(284,075)	6,976,575
Corn (307 contracts, settlement date December 13, 2013)	(0.29)	(1,024,138)	6,777,025
Cotton (160 contracts, settlement date May 07, 2014)	0.05	162,255	6,944,000
Cotton (160 contracts, settlement date March 07, 2014)	0.00 *	(10,755)	6,958,400
Cotton (159 contracts, settlement date December 06, 2013)	0.05	188,270	6,933,195
Gold (52 contracts, settlement date April 28, 2014)	0.04	132,140	6,908,720
Gold (52 contracts, settlement date February 26, 2014)	(0.03)	(113,710)	6,904,040
Gold (53 contracts, settlement date December 27, 2013)	(0.07)	(240,540)	7,033,100
Lean Hogs (197 contracts, settlement date April 14, 2014)	0.10	351,430	7,032,900
Lean Hogs (197 contracts, settlement date February 14, 2014)	0.11	397,920	7,005,320
Lean Hogs (196 contracts, settlement date December 13, 2013)	0.13	454,620	6,791,400
Light, Sweet Crude Oil (42 contracts, settlement date March 20, 2014)	0.01	41,520	4,121,880
Light, Sweet Crude Oil (42 contracts, settlement date February 20, 2014)	0.01	37,980	4,163,460
Light, Sweet Crude Oil (42 contracts, settlement date January 21, 2014)	0.01	36,340	4,206,720
Light, Sweet Crude Oil (41 contracts, settlement date December 19, 2013)	0.05	192,570	4,147,150
Light, Sweet Crude Oil (41 contracts, settlement date November 20, 2013)	0.06	209,840	4,177,900
Live Cattle (130 contracts, settlement date April 30, 2014)	0.06	197,460	6,997,900
Live Cattle (130 contracts, settlement date February 28, 2014)	0.10	359,410	6,957,600
Live Cattle (130 contracts, settlement date December 31, 2013)	0.07	256,170	6,862,700
Natural Gas (110 contracts, settlement date March 27, 2014)	0.04	132,510	4,137,100
Natural Gas (110 contracts, settlement date February 26, 2014)	0.04	127,120	4,191,000
Natural Gas (110 contracts, settlement date January 29, 2014)	0.03	118,360	4,220,700
Natural Gas (110 contracts, settlement date December 27, 2013)	(0.07)	(237,610)	4,214,100
Natural Gas (110 contracts, settlement date November 26, 2013)	(0.08)	(265,800)	4,101,900
NY Harbor ULSD (34 contracts, settlement date March 31, 2014)**	(0.01)	(28,224)	4,188,610
NY Harbor ULSD (33 contracts, settlement date February 28, 2014)**	(0.01)	(34,427)	4,084,542
NY Harbor ULSD (34 contracts, settlement date January 31, 2014)**	(0.01)	(49,644)	4,225,024
NY Harbor ULSD (34 contracts, settlement date December 31, 2013)**	0.00 *	(3,284)	4,232,592
NY Harbor ULSD (33 contracts, settlement date November 29, 2013)**	0.00 ***	14,024	4,112,401
Platinum (148 contracts, settlement date April 28, 2014)	(0.12)	(422,015)	10,482,840
Platinum (147 contracts, settlement date January 29, 2014)	(0.06)	(227,045)	10,381,140
Silver (64 contracts, settlement date May 28, 2014)	0.10	339,530	6,969,600
Silver (64 contracts, settlement date March 27, 2014)	0.10	358,920	6,961,920
Silver (64 contracts, settlement date December 27, 2013)	0.07	249,040	6,946,560
Soybean (110 contracts, settlement date May 14, 2014)	0.08	287,262	6,866,750
Soybean (110 contracts, settlement date March 14, 2014)	0.11	378,137	6,968,500
Soybean (109 contracts, settlement date January 14, 2014)	(0.01)	(32,800)	7,003,250
Soybean Oil (210 contracts, settlement date May 14, 2014)	(0.05)	(168,546)	5,289,480
Soybean Oil (209 contracts, settlement date March 14, 2014)	(0.05)	(168,276)	5,230,434
Soybean Oil (209 contracts, settlement date January 14, 2014)	(0.18)	(637,932)	5,191,560
Soybean Oil (209 contracts, settlement date December 13, 2013)	(0.23)	(817,746)	5,153,940
Sugar (515 contracts, settlement date April 30, 2014)	0.13	458,684	10,422,776
Sugar (515 contracts, settlement date February 28, 2014)	0.10	338,218	10,463,152
Wheat (202 contracts, settlement date May 14, 2014)	0.04	143,475	6,966,475
Wheat (203 contracts, settlement date March 14, 2014)	0.05	183,675	6,973,050
Wheat (204 contracts, settlement date December 13, 2013)	(0.06)	(211,363)	6,920,700
Net Unrealized Appreciation on Futures Contracts	0.44%	$1,569,825	$354,437,497

*             Denotes less than 0.000% yet greater than (0.005)%
* *          The CME Group changed specifications and the name of Heating Oil futures to ‘NY Harbor ULSD’ in May 2013
* **       Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Schedule of Investments
December 31, 2012

	Percentage of		Fair	Face
Description	Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.06% due January 03, 2013	37.93%		$180,000,000	$180,000,000
U.S. Treasury Bills, 0.05% due January 10, 2013	6.32		29,999,820	30,000,000
U.S. Treasury Bills, 0.05% due January 24, 2013	40.03		189,997,910	190,000,000
U.S. Treasury Bills, 0.11% due February 14, 2013	14.75		69,997,690	70,000,000
Total U.S. Treasury Obligations (cost $469,979,439)	99.03%		$469,995,420	$470,000,000

	Percentage of		Fair	Notional
Description	Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (414 contracts, settlement date March 13, 2013)	(0.20	) %	$(948,620)	$9,257,040
Cocoa (415 contracts, settlement date May 15, 2013)	(0.20)		(932,590)	9,320,900
Cocoa (414 contracts, settlement date July 16, 2013)	(0.10)		(485,050)	9,331,560
Coffee (168 contracts, settlement date March 18, 2013)	(0.28)		(1,303,556)	9,059,400
Coffee (170 contracts, settlement date May 20, 2013)	(0.28)		(1,324,350)	9,352,125
Coffee (169 contracts, settlement date July 19, 2013)	(0.14)		(671,381)	9,477,731
Copper (102 contracts, settlement date March 26, 2013)	0.12		554,000	9,313,875
Copper (102 contracts, settlement date May 29, 2013)	0.11		544,763	9,338,100
Copper (101 contracts, settlement date July 29, 2013)	0.11		529,500	9,271,800
Corn (267 contracts, settlement date March 14, 2013)	(0.25)		(1,180,150)	9,321,637
Corn (266 contracts, settlement date May 14, 2013)	(0.23)		(1,104,225)	9,313,325
Corn (266 contracts, settlement date July 12, 2013)	(0.08)		(389,100)	9,273,425
Cotton (246 contracts, settlement date March 06, 2013)	0.08		361,630	9,242,220
Cotton (244 contracts, settlement date May 08, 2013)	0.02		99,440	9,254,920
Cotton (245 contracts, settlement date July 09, 2013)	0.10		489,040	9,416,575
FCOJ-A (838 contracts, settlement date March 08, 2013)	(0.06)		(301,343)	14,750,895
FCOJ-A (435 contracts, settlement date May 10, 2013)	0.03		133,620	7,777,800
FCOJ-A (285 contracts, settlement date July 11, 2013)	(0.01)		(61,987)	5,185,575
Gold (56 contracts, settlement date February 26, 2013)	0.07		312,270	9,384,480
Gold (55 contracts, settlement date April 26, 2013)	0.05		236,130	9,229,000
Gold (55 contracts, settlement date June 26, 2013)	(0.07)		(317,080)	9,240,000
Heating Oil (44 contracts, settlement date January 31, 2013)	0.00	*	(14,960)	5,602,766
Heating Oil (44 contracts, settlement date February 28, 2013)	0.00	*	(10,185)	5,575,046
Heating Oil (44 contracts, settlement date March 28, 2013)	0.00	*	(1,571)	5,535,869
Heating Oil (44 contracts, settlement date April 30, 2013)	0.02		85,352	5,587,982
Heating Oil (44 contracts, settlement date May 31, 2013)	0.02		90,959	5,558,045
Lean Hogs (189 contracts, settlement date February 14, 2013)	0.07		323,420	6,480,810
Lean Hogs (189 contracts, settlement date April 12, 2013)	0.01		24,060	6,707,610
Lean Hogs (188 contracts, settlement date June 14, 2013)	(0.04)		(163,170)	7,358,320
Lean Hogs (188 contracts, settlement date July 15, 2013)	(0.04)		(193,660)	7,322,600
Light, Sweet Crude Oil (60 contracts, settlement date January 22, 2013)	(0.01)		(45,010)	5,509,200
Light, Sweet Crude Oil (61 contracts, settlement date February 20, 2013)	(0.01)		(57,300)	5,628,470
Light, Sweet Crude Oil (60 contracts, settlement date March 20, 2013)	(0.01)		(38,330)	5,563,800
Light, Sweet Crude Oil (60 contracts, settlement date April 22, 2013)	0.06		279,100	5,589,600
Light, Sweet Crude Oil (60 contracts, settlement date May 21, 2013)	0.06		274,100	5,609,400
Live Cattle (175 contracts, settlement date February 28, 2013)	0.03		163,800	9,261,000
Live Cattle (174 contracts, settlement date April 30, 2013)	0.02		106,530	9,491,700
Live Cattle (175 contracts, settlement date June 28, 2013)	0.02		96,290	9,152,500
Natural Gas (163 contracts, settlement date January 29, 2013)	(0.06)		(298,990)	5,462,130
Natural Gas (163 contracts, settlement date Februay 26, 2013)	(0.05)		(251,910)	5,484,950
Natural Gas (163 contracts, settlement date March 26, 2013)	(0.04)		(189,680)	5,546,890
Natural Gas (163 contracts, settlement date April 26, 2013)	(0.07)		(316,420)	5,628,390
Natural Gas (163 contracts, settlement date May 29, 2013)	(0.06)		(298,280)	5,718,040
Platinum (181 contracts, settlement date April 26, 2013)	(0.06)		(267,470)	13,958,720
Platinum (180 contracts, settlement date July 29, 2013)	(0.07)		(329,455)	13,911,300
Silver (62 contracts, settlement date March 26, 2013)	0.01		58,585	9,370,370
Silver (61 contracts, settlement date May 29, 2013)	0.03		143,405	9,235,095
Silver (61 contracts, settlement date July 29, 2013)	(0.14)		(680,860)	9,249,125
Soybean (133 contracts, settlement date March 14, 2013)	(0.16)		(772,287)	9,373,175
Soybean (132 contracts, settlement date May 14, 2013)	(0.10)		(461,563)	9,235,050
Soybean (133 contracts, settlement date July 12, 2013)	(0.01)		(61,712)	9,278,413
Sugar (424 contracts, settlement date February 28, 2013)	(0.10)		(456,109)	9,264,909
Sugar (424 contracts, settlement date April 30, 2013)	(0.07)		(317,901)	9,307,648
Sugar (423 contracts, settlement date June 28, 2013)	0.06		278,678	9,352,022
Wheat (237 contracts, settlement date March 14, 2013)	(0.28)		(1,303,087)	9,219,300
Wheat (237 contracts, settlement date May 14, 2013)	(0.24)		(1,134,200)	9,334,838
Wheat (235 contracts, settlement date July 12, 2013)	(0.22)		(1,015,588)	9,326,563
Net Unrealized Depreciation on Futures Contracts	(2.64	) %	$(12,514,458)	$473,904,029

* Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended September 30, 2013 and 2012
and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended	Three Months Ended	Nine Months Ended Ended	Nine Months Ended Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Income
Interest Income	$30,080	$96,791	$175,532	$218,274

Expenses
Management fee to related party	815,413	1,083,522	2,763,342	3,575,970
Brokerage fees and expenses	191,861	23,992	650,198	127,306
Total expenses	1,007,274	1,107,514	3,413,540	3,703,276
Net Investment Loss	(977,194)	(1,010,723)	(3,238,008)	(3,485,002)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	533	—	1,923	903
Futures Contracts	(18,349,415)	14,511,408	(49,851,835)	(64,144,670)
Net Realized Gain (Loss)	(18,348,882)	14,511,408	(49,849,912)	(64,143,767)
Net Change in Unrealized Gain (Loss) on
Investments	(3,787)	(4,561)	(14,816)	6,714
Futures Contracts	30,625,671	23,223,583	14,084,283	68,793,505
Net Change in Unrealized Gain	30,621,884	23,219,022	14,069,467	68,800,219
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	12,273,002	37,730,430	(35,780,445)	4,656,452

Net Gain (Loss)	$11,295,808	$36,719,707	$(39,018,453)	$1,171,450

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statement of Changes in Shareholders’ Equity
For the Nine Months Ended September 30, 2013
	General Units				Limited Units				Total
				Total General				Total Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 1, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	—	—	—	—	900,000	25,704,700	—	25,704,700	25,704,700
Redemption of Limited Units	—	—	—	—	(3,950,000)	(106,455,350)	—	(106,455,350)	(106,455,350)
Net Loss:
Net Investment Loss	—	—	(11)	(11)	—	—	(3,237,997)	(3,237,997)	(3,238,008)
Net Realized Loss on Investments and Futures Contracts	—	—	(157)	(157)	—	—	(49,849,755)	(49,849,755)	(49,849,912)
Net Change in Unrealized Gain on Investments and Futures Contracts	—	—	49	49	—	—	14,069,418	14,069,418	14,069,467
Net Loss	—	—	(119)	(119)			(39,018,334)	(39,018,334)	(39,018,453)
Balance at September 30, 2013	50	$1,500	$(176)	$1,324	13,400,000	$389,464,307	$(34,626,634)	$354,837,673	$354,838,997

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
	2013	2012

Cash flow from operating activities:
Net Gain (Loss)	$(39,018,453)	$1,171,450
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchase of investment securities	(1,284,836,043)	(1,609,751,562)
Proceeds from sales of investment securities	1,409,997,852	1,139,992,043
Net accretion of discount	(175,532)	(218,274)
Net realized loss on investment securities	(1,923)	(903)
Unrealized depreciation on investments	(14,069,467)	(68,800,219)
Decrease in accrued expenses	(362,095)	(814,625)
Net cash provided by (used for) operating activities	71,534,339	(538,422,090)

Cash flows from financing activities:
Proceeds from creation of Limited Units	25,704,700	87,933,308
Redemption of Limited Units	(106,455,350)	(153,587,632)
Decrease in capital shares payable	(4,327,722)	(1,497,826)
Net cash used for financing activities	(85,078,372)	(67,152,150)

Net change in cash	(13,544,033)	(605,574,240)
Cash held by broker at beginning of period	22,210,626	619,079,494
Cash held by broker at end of period	$8,666,593	$13,505,254

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
GreenHaven Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
September 30, 2013

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

Unaudited Interim Financial Information
The financial statements as of September 30, 2013 and for the nine-month periods ended September 30, 2013 and 2012 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. The quarterly consolidated financial statements and related disclosures herein should be read in conjunction with the 2012 Annual Report filed on February 26, 2013. The Statement of Financial Condition and Schedule of Investments as of December 31, 2012 were derived from those financial statements.

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

(e) “The Distributor” — The Managing Owner, on behalf of the Fund and the Master Fund, has appointed ALPS Distributors, Inc., or the Distributor, to assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. The Distributor retains all marketing materials and Basket creation and redemption books and records at c/o ALPS Distributors, Inc., 1290 Broadway, Suite 1100, Denver, CO 80203; Telephone number (303) 623-2577 . Investors may contact the Distributor toll-free in the U.S. at (800) 320-2577. The Fund has entered into a Distribution Services Agreement with the Distributor.

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

The Fund accounts for uncertainty in income taxes pursuant to the applicable accounting standard, which provides measurement, presentation and disclosure guidance related to uncertain tax positions. The guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this topic, the Fund may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Fund has not recorded any uncertain tax positions within the accompanying consolidated statements of financial condition and statements of income and expenses.

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

(h) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, September 30, 2013 and when the financial statements were issued.

During that period, 0 Limited Shares were created and 100,000 Limited Shares were redeemed resulting in 13,300,000 Limited Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of September 30, 2013, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$344,996,250	$-	$344,996,250
Futures Contracts	1,569,825	-	-	1,569,825
Total	$1,569,825	$344,996,250	$-	$346,566,075

There were no transfers between Level 1 and Level 2 for the Fund during the nine months ended September 30, 2013. The Fund did not hold any Level 3 securities during the nine months ended September 30, 2013 or 2012.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of September 30, 2013, the Fund invested in futures contracts.

At September 30, 2013, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$1,569,825	$-	$1,569,825

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the nine months ended September 30, 2013:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$(49,851,835)	$14,084,283

At December 31, 2012, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(12,514,458)	$-	$(12,514,458)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the nine months ended September 30, 2012:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(64,144,670)	$68,793,505

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

(7) Creation and Redemption of Shares from the Fund

As described in the Fund’s Prospectus, the creation and redemption procedures allow Authorized Participants to create and redeem Shares directly from the Fund. Individual Shareholders may not create or redeem Shares directly from the Fund. Proceeds from sales of shares of the Fund are invested directly in the Master Fund.

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the nine-month periods ended September 30, 2013 and 2012 were $2,763,342 and $3,575,970, respectively, and the management fees incurred for the three-month periods ended September 30, 2013 and 2012 were $815,413 and $1,083,522, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the nine-month periods ended September 30, 2013 and 2012 were $650,198 and $127,306, respectively, and for the three-months periods ended September 30, 2013 and 2012 were $191,861 and $23,992, respectively.

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

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of September 30, 2013, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month and nine-month periods ended September 30, 2013 and 2012. The net investment loss and total expense ratios have been annualized. The total return is based on the change in net asset value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net Asset Value
Net asset value per Limited Share, beginning of period	$25.76	$28.43	$28.85	$29.96

Net realized and change in unrealized gain (loss) from investments	0.79	2.20	(2.16)	0.79
Net investment gain (loss) on U.S. Treasury Obligations	(0.07)	(0.06)	(0.21)	(0.18)
Net decrease in net assets from operations	0.72	2.14	(2.37)	0.61
Net asset value per Limited Share, end of period	$26.48	$30.57	$26.48	$30.57

Market value per Limited Share, beginning of period	$25.79	$28.36	$28.83	$29.96
Market value per Limited Share, end of period	$26.39	$30.50	$26.39	$30.50

Ratio to average net assets
Net investment loss	(1.02)%	(0.79)%	(1.00)%	(0.83)%
Total expenses	1.05%	0.87%	1.05%	0.88%

Total Return, at net asset value	2.80%	7.53%	(8.21)%	2.04%
Total Return, at market value	2.33%	7.55%	(8.46)%	1.80%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity
In October 2013, the government of the United States came close to a deadline after which it could have possibly defaulted on its own debt. A US debt default could cause liquidity problems for the Fund if it was not able to sell its Treasury Bills or forced to sell its Treasury Bills for a loss. The Managing Owner knows of no other trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources
The Fund had no commitments for capital expenditures as of September 30, 2013. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations
As of September 30, 2013 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the Consolidated Schedule of Investments included herein. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind. The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s net asset value. As such, the Managing Owner cannot anticipate the amount of payments that will be required under these arrangements for future periods as future net asset values are not known until a future date.

Results of Operations

FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO SEPTEMBER 30, 2013

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

Performance Summary

Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
1/23/2008	$30.00	350,050	$10,501,500	-	-	-	-
1/31/2008	$31.65	350,050	$11,079,083	5.50%	-	5.50%	5.50%
2/29/2008	$35.41	900,050	$31,870,771	11.88%	-	18.03%	18.03%
3/31/2008	$32.46	900,050	$29,215,623	-8.33%	-	8.20%	8.20%
4/30/2008	$33.49	900,050	$30,142,675	3.17%	5.81%	11.63%	11.63%
5/31/2008	$33.77	950,050	$32,083,189	0.84%	-4.63%	12.57%	12.57%
6/30/2008	$36.83	800,050	$29,465,842	9.06%	13.46%	22.77%	22.77%
7/31/2008	$33.71	750,050	$25,284,186	-8.47%	0.66%	12.37%	12.37%
8/31/2008	$31.65	800,050	$25,321,583	-6.11%	-6.28%	5.50%	5.50%
9/30/2008	$27.74	750,050	$20,806,387	-12.35%	-24.68%	-7.53%	-7.53%
10/31/2008	$22.68	700,050	$15,877,134	-18.24%	-32.72%	-24.40%	-24.40%
11/28/2008	$22.03	700,050	$15,422,102	-2.87%	-30.39%	-26.57%	-26.57%
12/31/2008	$21.92	800,050	$17,537,096	-0.50%	-20.98%	-26.93%	-26.93%
1/31/2009	$21.80	900,050	$19,621,090	-0.55%	-3.88%	-0.55%	-27.33%
2/28/2009	$20.87	950,050	$19,827,544	-4.27%	-5.27%	-4.79%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,587	4.12%	-0.87%	-0.87%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,585	-0.18%	-0.50%	-1.05%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,211	11.62%	16.00%	10.45%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	3.70%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	6.93%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	5.79%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	8.99%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	13.78%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.02%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	19.62%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,550,301	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,683,342	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,833,324	-1.34%	2.80%	-8.21%	-11.73%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index-Total Return, or the “Index”, over time. For the nine months ended September 30, 2013 and September 30, 2012, the Fund’s Net Asset Value underperformed the Index by 0.57% and outperformed the Index by 1.23%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Introduction

The Fund aims to track the Thomson Reuters Continuous Commodity Index, which consists of seventeen commodities and is rebalanced daily. Due to the rebalancing, the Fund on a given day holds an equal amount of each of the seventeen index components. Thus, the exposure of the Fund to a given component remains over time very close to 1/17, or 5.88%. Unless the Index Owner (Thomson Reuters) changes the construction of the Index, the Fund will maintain the same allocation to the same commodities. The value of the Shares relates directly to the value of the commodity futures and other assets held by the Master Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s portfolio of exchange-traded futures on the Index Commodities. The value of the Shares relate directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodities may fluctuate widely based on many factors. Some of those factors are:

●	Changing supply and demand relationships.

●	General economic activities and conditions.

●	Weather and other environmental conditions.

●	Acts of God.

●	Agricultural, fiscal, monetary and exchange control programs and policies of governments.

●	National and international political and economic events and policies.

●	Changes in rates of inflation.

●	The general emotions and psychology of the marketplace, which at times can be volatile and unrelated to other more tangible factors.

● ●	Acts of international or domestic terrorism. Debt default by the United States government.

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

Agricultural Commodities: Price movements in futures contracts held by the Master Fund in agricultural commodities, such as wheat, corn, soybean oil, cotton, cocoa, sugar, coffee, lean hogs, cattle, and soybeans, are affected by many factors. Some of these agricultural specific factors include, but are not limited to:

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

Energy Commodities: Price movements in futures contracts held by the Master Fund in energy commodities, such as crude oil, NY Harbor ULSD (formerly known as heating oil), and natural gas, are subject to risks due to frequent and often substantial fluctuations in energy commodity prices. In the past, the prices of natural gas, heating oil, and crude oil have been extremely volatile, and the Managing Owner expects this volatility to continue. The markets and prices for energy commodities are affected by many factors. Some of those factors include, but are not limited to:

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

The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of September 30, 2013 by market sector.
Grains	23.53%	Corn, Soybeans, Wheat, Soy Oil

Livestock	11.76%	Hogs, Cattle

Metals	23.53%	Gold, Silver, Platinum, Copper

Energy	17.65%	Crude Oil, Natural Gas, NY Harbor ULSD (formerly called Heating Oil)

Softs	23.53%	Coffee, Cocoa, Sugar, Cotton

Non-Trading Risk
The Fund invests its excess funds in short-term U.S. Treasury bills. These instruments are not coupon-bearing and therefore trade at a discount to their value at maturity. Although in general the Fund expects that the market risk of holding these investments is not material, in October 2013 the United States government came close to a deadline that would have potentially resulted in default. If the United States government does default on its obligations in the future this could result in substantial losses for any U.S. Treasury bills that the Fund is holding.

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

During the three months ended September 30, 2013, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

In October 2013, the government of the United States came close to a deadline after which it could have possibly defaulted on its own debt. A US debt default could cause liquidity problems for the Fund if it was not able to sell its Treasury Bills or forced to sell its Treasury Bills for a loss. There are no other material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed February 26, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended September 30, 2013, 2,300,000 Limited Shares were redeemed for $60,945,333.50. On September 30, 2013, 13,400,000 Limited Shares of the Fund were outstanding for a market capitalization of $353,626,000, based on the September 30, 2013 closing price of $26.39 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) by Authorized Participants for each month during the quarter ended September 30, 2013:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	800,000	$26.43	N/A	N/A
August 1, 2013 to August 31, 2013	1,350,000	$26.49	N/A	N/A
September 1, 2013 to September 30, 2013	150,000	$26.88	N/A	N/A

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Reserved

Item 5. Other Information.

The Fund commenced investment operations on January 23, 2008 with 4,000,000 shares registered. On March 26, 2009 the Fund had issued all but one Basket of 50,000 shares under its previous registration statement and had to cease creating new Baskets of Shares. On May 14, 2009 the Fund registered an additional 21,000,000 Shares and resumed creating new Baskets of Shares. On January 25, 2011, the Fund registered an additional 20,000,000 Shares. On September 19, 2013, the Fund registered an additional 61,000,000 Shares.

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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: November 6, 2013	By:	/s/ Cooper Anderson Name: Cooper Anderson
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: November 6, 2013	By:	/s/ Cooper Anderson Name: Cooper Anderson
Title: Principal Financial Officer

