Form 10-K
period 2013-12-31
GreenHaven Continuous Commodity Index Fund; GreenHaven Continuous Commodity Index Master Fund
filed 2014-03-04
CIK 1379606, 1379527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Numbers: 001-33909, 001-33908

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Exact name of registrant as specified in its charter)

GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
(Exact name of Co-registrant as specified in its charter)

Delaware	26-0151234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services, LLC 3340 Peachtree Rd, Suite 1910 Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 239-7942

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	-NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant  has submitted electronically and posted to its web site, if any, every Interactive Data File required to be submitted and  posted  pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to post such files).       Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer  ☐    Accelerated Filer  ☒  Non-Accelerated Filer  ☐ Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates calculated on June 30, 2013 was $404,903,000.

Number of Common Units of Beneficial Interest outstanding as of December 31, 2013: 12,450,000.

2

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. These forward-looking statements are based on the registrant’s current expectations, estimates and projections about the registrant’s business and industry and its beliefs and assumptions about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the registrant that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this report, including in “Item 1A. Risk Factors”.

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

The GreenHaven Continuous Commodity Index Master Fund (or the “Master Fund”, and together with the Fund, the “Funds”), was formed as a Delaware statutory trust on October 27, 2006. The Master Fund issues common units of beneficial interest or (“Master Fund Units”), which represent units of fractional undivided beneficial interest in and ownership of the Master Fund. The term of the Master Fund is perpetual (unless terminated earlier in certain circumstances).

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

Under the Trust Declaration of the Fund and the Master Fund, CSC Trust Company of Delaware, the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner certain of the powers and authority to manage the business and affairs of the Fund and the Master Fund and has duties and liabilities to the Fund and the Master Fund.

THE INDEX

Index Description
The original Commodity Research Bureau Index (the “CRB Index”) was widely viewed as a broad measure of overall commodity price trends because of the diverse nature of its constituent commodities. In 2005, the CRB Index was revised for a tenth time, and is currently known as the Thomson Reuters/Jeffries CRB Index.  The ninth revision formula continued to be calculated and was renamed the Continuous Commodity Index (the “CCI Index”). On January 7, 2013, the CCI Index was revised for a tenth time to include Soybean oil and remove ICE Frozen Concentrated Orange Juice at an equivalent allocation. Additionally, the Index methodology was changed from geometric averaging to arithmetic averaging and a five-day roll period replaced the former one-day period. Thomson Reuters America LLC is the owner, publisher, and custodian of the Continuous Commodity Index -Total Return (the “Index”) which represents a total return version of the CCI Index.  Prior to the tenth revision, the Index was calculated to produce an equal-weighted geometric mean of the individual commodity price relatives, i.e., a ratio of the current price to the base year average price. The base year of the Continuous Commodity Index (CCI) was 1967 with a starting value of 100.

The Funds are based on the total return version Continuous Commodity Index, called the Continuous Commodity Index – Total Return (the “CCI-TR”). The base year for the CCI-TR is 1982, with a starting value of 100.  The Continuous Commodity Index is materially different from the CRB Index.

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

Commodity Allowed	Contracts	Exchanges*	Index Weight	Sector Weight
Crude Oil	All 12 calendar months	CME	5.88%	Energy 17.65%
Heating Oil	All 12 calendar months	CME	5.88%
Natural Gas	All 12 calendar months	CME	5.88%

Corn	Mar, May, Jul, Sep, Dec	CME	5.88%	Grains 23.53%
Wheat	Mar, May, Jul, Sep, Dec	CME	5.88%
Soybeans	Jan, Mar, May, Jul, Aug, Nov	CME	5.88%
Soybean Oil	Jan, Mar, May, Jul, Aug, Sep,	CME	5.88%
	Oct Dec

Live Cattle	Feb, Apr, Jun, Aug, Oct, Dec	CME	5.88%	Livestock 11.76%
Lean Hogs	Feb, Apr, Jun, Jul, Aug, Oct, Dec	CME	5.88%

Sugar	March, May, July, October	ICE	5.88%	Softs 23.53%
Cotton	March, May, July, December	ICE	5.88%
Coffee	Mar, May, Jul, Sep, Dec	ICE	5.88%
Cocoa	Mar, May, Jul, Sep, Dec	ICE	5.88%

Gold	Feb, Apr, Jun, Aug, Dec	CME	5.88%	Metals 23.53%
Silver	Mar, May, Jul, Sep, Dec	CME	5.88%
Platinum	Jan, Apr, Jul, Oct	CME	5.88%
Copper	Mar, May, Jul, Sep, Dec	CME	5.88%

*This column of the chart refers to the exchanges in which the standard futures contracts trade. The column is not intended to be an exhaustive list of all the exchanges in which a standard futures contract is traded, including foreign exchanges. Each of the constituent commodities may trade as standard futures contracts on other exchanges, including foreign exchanges; however, the Master Fund does not engage in the purchase or sale of any standard constituent commodity traded on a foreign exchange. The Fund and the Master Fund do not engage in the purchase of any forward, swap or other non-exchange traded instruments.

Values of the underlying Index are computed by Thomson Reuters America, LLC, and disseminated by the NYSE every fifteen (15) seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized – including limit-bid and limit-offer price quotes. In the event where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value.

Index Methodology

Thomson Reuters America LLC is the owner, custodian, and calculating agent for the CCI-TR.  The daily return is calculated by multiplying the previous day index value with the daily return of the current or reference basket.

The individual commodity contributions are calculated as follows:

1. Arithmetic averages for each commodity on the relevant business day are calculated.

Where Cm,t represents the sum across the included contracts for each of the 17 commodities, so

Where,
S	is the price of a given contract month
W	is the equal weight of 5.88% (1/17th) for each constituent commodity
avgt	is the daily average of settlement prices
m	represents each commodity
t	is each trading day for which updated settlement prices are available

2. The current day’s value of the average price of the 17 commodities is then used with the prior day’s corresponding value to derive the applicable fair value index (“CRBCC”):

CRBCCt = CRBCCt-1 * (avgt / avgt-1 )

The CRBCC defines the actively considered set of futures contracts for each commodity as described further in the 6 roll schedules listed on the Thomson Reuters website and in the methodology document located at:

http://thomsonreuters.com/products_services/financial/thomson_reuters_indices/indices/commodity_indices/#tab2

3. Total Return:
CCITRT = CCITRT-1 * (avgt / avgt-1  + tbillt)

Where,
CCITR stands for the index level, set at 100 on January 1, 1982
Tbill stands for the US Treasury Bill return for the given day, calculated as:

Note that for example after a weekend, 3 days of returns are due to be added to the index.

Contract Roll

The roll periods take place during the week leading up to the second Friday of the same six months (Jan, Feb, Apr, June, Aug, and Nov) every year. The roll implies a change from the pre-roll basket of contracts to the post-roll basket according to the following pattern:

At the close of Day 1: 20% post-roll basket + 80% pre-roll basket

Intraday of Day 2: 20% post-roll basket + 80% pre-roll basket

At the close of Day 2: 40% post-roll basket + 60% pre-roll basket

Intraday of Day 3: 40% post-roll basket + 60% pre-roll basket

At the close of Day 3: 60% post-roll basket + 40% pre-roll basket

Intraday of Day 4: 60% post-roll basket + 40% pre-roll basket

At the close of Day 4: 80% post-roll basket + 20% pre-roll basket

Intraday of Day 5: 80% post-roll basket + 20% pre-roll basket

At the close of Day 5: 100% post-roll basket

Good Friday can fall on the second Friday in April (e.g. 2017). In this case, the open on the following Monday shows the final 40% of the roll rather than the final 20%. If no trading takes place during the roll for other reasons, reallocation between contracts without a price change is implemented for such days.

The Index is calculated 5:00am - 6:00pm ET (Thomson Reuters), 8:00am – 8:22pm ET (disseminated on NYSE Arca). The Index settles on a final value at approximately 3:15pm ET.

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

The Master Fund holds a portfolio of futures contracts on the Index Commodities as well as cash, United States Treasury securities, and other high credit-quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin. The Master Fund’s portfolio is traded with a view to reflecting the performance of the Index over time, whether the Index is rising, falling or flat over any particular period. The Master Fund is not “managed” by traditional methods, which typically involve effecting changes in the composition of a given portfolio on the basis of judgments relating to economic, financial and market considerations with a view to obtaining positive results under all market conditions. To maintain the correspondence between the composition and weightings of the Index Commodities comprising the Index, the Managing Owner may adjust or rebalance the Portfolio on a daily basis to conform to changes in the identity and/or relative weighting of the Index Commodities. The Managing Owner aggregates certain of the adjustments and makes changes to the portfolio in the case of significant changes to the Index.

There can be no assurance that either the Fund or the Master Fund will achieve its investment objective or avoid substantial losses. The Master Fund has a trading and performance history of approximately six years. The value of the Shares is expected to fluctuate generally in relation to changes in the value of the Master Fund Units.

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

Creation and Redemption of Shares

The Fund creates and redeems Shares from time to time, but only in one or more Baskets.  A “Basket” is a block of 50,000 Shares. Baskets may be created or redeemed only by Authorized Participants. Authorized Participants may sell the Shares included in the Baskets they purchase from the Fund to other investors.

Authorized Participants are the only persons that may place orders to create and redeem Baskets. Investors are not permitted to create or redeem Baskets directly from the Fund. To become an Authorized Participant, a person must enter into a Participant Agreement with the Fund and the Managing Owner. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the payment of cash required for such creations and redemptions. The Participant Agreement and the related procedures attached thereto may be amended by the Managing Owner and ALPS Distributors, Inc (the “Distributor”) without the consent of any Shareholder or Authorized Participant. To compensate Bank of New York Mellon (the “Administrator”) for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Fund of $500 per order to create or redeem Baskets. In turn, the Fund pays this transaction fee to the Master Fund, which then pays such fee to the Administrator. Authorized Participants who purchase Baskets receive no fees, commissions or other form of compensation or inducement of any kind from either the Managing Owner or the Fund, and no such person has any obligation or responsibility to the Managing Owner or the Fund to effectuate any sale or resale of Shares.

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act.

Each Authorized Participant must be registered as a broker-dealer under the Securities Exchange Act of 1934 (the “Exchange Act”) and regulated by the Financial Industry Regulatory Authority (“FINRA”), or be exempt from being or otherwise not be required to be so regulated or registered, and must be qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires. Certain Authorized Participants may be regulated under federal and state banking laws and regulations. Each Authorized Participant has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

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

Determination of Required Payment

The total payment required to create each Basket is the Net Asset Value (generally defined as the Fund’s assets minus its liabilities; see a more detailed definition under the heading “Net Asset Value” on page 15) of 50,000 Shares as of the closing time of NYSE-ARCA or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00pm, New York time, on the Business Day immediately following the purchase order date at Net Asset Value per Share as of the closing time of NYSE-ARCA or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

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

Creation and Redemption Transaction Fee

To compensate the Administrator for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee to the Administrator of $500 per order to create or redeem Baskets. An order may include multiple Baskets. The transaction fee may be reduced, increased or otherwise changed by the Administrator with consent from the Managing Owner. The Administrator must notify DTC of any agreement to change the transaction fee and will not implement any increase in the fee for the redemption of Baskets until thirty (30) days after the date of the notice.

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

Principals and Key Employees. Ashmead Pringle and Cooper Anderson serve as the chief decision makers of the Managing Owner. The biographies and further information of the key employees and officers of the Managing Owner can be found starting on page 79 of this Form 10-K.

Role of Managing Owner
The Managing Owner serves as the commodity pool operator and commodity trading advisor of the Fund and the Master Fund.

Specifically, with respect to the Fund and the Master Fund, the Managing Owner:

(i)	selects the Trustee, administrator, distributor and auditor;

(ii)	negotiates various agreements and fees; and

(iii)	performs such other services as the Managing Owner believes that the Fund and the Master Fund may from time to time require.

Specifically, with respect to the Master Fund, the Managing Owner:

(i)	selects the Commodity Broker; and

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

There are substantial and inherent conflicts of interest in the structure of the Fund and the Master Fund which are, on their face, inconsistent with the Managing Owner’s fiduciary duties. One of the purposes underlying the disclosures set forth in this Form 10-K is to disclose to all prospective Shareholders these conflicts of interest so that the Managing Owner can raise such disclosures and consent as a defense in any proceeding brought seeking relief based on the existence of such conflicts of interest.

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

Ownership or Beneficial Interest in the Fund and Master Fund
Except for the 50 General Units owned by the Managing Owner in the Fund, no principal has an ownership or beneficial interest in the Fund.

Management; Voting by Shareholders
The Shareholders take no part in the management or control, and have no voice in the operations or the business of the Fund or the Master Fund. Shareholders, may, however, remove and replace the Managing Owner as the managing owner of the Fund, and may amend the Trust Declaration of the Fund, except in certain limited respects, by the affirmative vote of seventy-five percent (75%) of the outstanding Shares then owned by Shareholders (as opposed to by the Managing Owner and its affiliates). The owners of seventy-five percent (75%) of the outstanding Shares then owned by Shareholders may also compel dissolution of the Fund. The owners of ten percent (10%) of the outstanding Shares then owned by Shareholders have the right to bring a matter before a vote of the Shareholders. The Managing Owner has no power under the Trust Declaration to restrict any of the Shareholders’ voting rights. Any Shares purchased by the Managing Owner or its affiliates, as well as the Managing Owner’s general liability interest in the Fund or Master Fund, are non-voting.

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

Reports to Shareholders
The Managing Owner furnishes Investors with annual reports as required by the rules and regulations of the SEC as well as with those reports required by the CFTC and the NFA, including, but not limited to, an annual audited financial statement certified by independent public accountants and any other reports required by any other governmental authority that has jurisdiction over the activities of the Fund and the Master Fund. Investors also will be provided with appropriate information to permit them (on a timely basis) to file their United States federal and state income tax returns with respect to their Shares.

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

The Managing Owner may in its discretion (and under unusual circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Interest earned on the Master Fund’s commodity brokerage account will be accrued at least monthly. The amount of any distribution will be a liability of the Master Fund from the day when the distribution is declared until it is paid.

Net Asset Value per Master Fund Unit is the Net Asset Value of the Master Fund divided by the number of outstanding Master Fund Units. Because there will be a one-to-one correlation between Shares and Master Fund Units, the Net Asset Value per Share and the Net Asset Value per Master Fund Unit will be equal.

Termination Events
See Note (9) to consolidated financial statements on page 73.

The Commodity Broker
A variety of executing brokers may execute futures transactions on behalf of the Master Fund.  The Managing Owner, on behalf of the Fund, designated Morgan Stanley & Co., LLC (“MS&Co.”) as the Master Fund’s Commodity Broker, and may in the future designate other firms that are registered with the CFTC as a futures commission merchant and are members of the NFA in such capacity to replace or supplement the Commodity Broker.  The Commodity Broker(s) executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund.  The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities.  On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis.  The Managing Owner does not expect brokerage commissions and fees to exceed 0.20% of the average daily net asset value of the Master Fund in any year, although the actual amount of brokerage commissions and fees in any year may be greater due to changes in transaction volume and volatility.

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

The Administration Agreement provides for the exculpation and indemnification of the Administrator from and against any costs, expenses, damages, liabilities or claims (other than those resulting from the Administrator’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against the Administrator in performing its obligations or duties under the Administration Agreement. Key terms of the Administration Agreement are summarized under the heading “Material Contracts.”  The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Administrator also receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem share baskets consisting of 50,000 shares (“Baskets”) in the amount of $500 per order. These transaction processing fees are paid directly to the Administrator by the Authorized Participants and not by the Fund or the Master Fund. An Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust Company, and (3) have entered into an agreement with the Fund and the Managing Owner (a Participant Agreement). The Managing Owner and the Administrator retain the services of one or more additional service providers to assist the Fund and/or the Master Fund with certain income tax reporting requirements of the Fund and its Shareholders.

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

The Marketing Agent
The Managing Owner, on behalf of the Fund and Master Fund, has appointed ALPS Distributors, Inc. as a marketing agent (the “Marketing Agent”) to the Fund and Master Fund. The Marketing Agent provides assistance to the Managing Owner with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus, providing support to national account managers’ and wholesalers’ filed activities, and assisting national account managers in implementing sales strategy. The Marketing Agent does not open or maintain customer accounts or handle orders for the Fund. The Marketing Agent engages in public seminars, road shows, conferences, media interviews, fields incoming “800” number telephone calls and distributes sales literature and other communications (including electronic media) regarding the Fund. Investors may contact the Marketing Agent toll-free in the U.S. at (800) 320-2577.

Employees

The Fund and the Master Fund have no employees. Management functions are performed by the Managing Owner and requisite administrative services are provided on a contractual basis by various entities.

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available, free of charge, on the Managing Owner’s website at http://www.greenhavenfunds.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically with the SEC, which are available on the SEC’s Internet site at http://www.sec.gov.

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

The Managing Owner
The Managing Owner has a conflict of interest in allocating its own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, the professional staff of the Managing Owner also services other affiliates of the Managing Owner and their respective clients. Although the Managing Owner and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the business and affairs of the Fund and the Master Fund, the Managing Owner intends to devote, and to cause its professional staff to devote, sufficient time and resources to properly manage the business and affairs of the Fund and the Master Fund consistent with its or their respective fiduciary duties to the Fund and the Master Fund and others.

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

USE OF PROCEEDS
A substantial amount of proceeds of the offering of Shares has and will be used by the Fund, through the Master Fund, to engage in the trading of exchange-traded futures on the Index Commodities with a view to reflecting the performance of the Index over time, less the expenses of the operations of the Fund and the Master Fund. The Master Fund’s portfolio also includes United States Treasury securities and other high credit-quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

To the extent that the Master Fund trades in futures contracts on United States exchanges, the assets deposited by the Master Fund with its Commodity Broker as margin must be segregated pursuant to the regulations of the CFTC. Such segregated funds may be invested only in a limited range of instruments.

Although the percentages set forth below may vary substantially over time, as of the date of this Form 10-K, the Master Fund estimates:

(i)
up to approximately 10% of the Net Asset Value of the Master Fund has and will be placed in segregated accounts in the name of the Master Fund with the Commodity Broker (or another eligible financial institution, as applicable) in the form of cash or United States Treasury bills to margin commodity positions. Such funds will be segregated pursuant to CFTC rules;

(ii)
approximately 90% of the Net Asset Value of the Master Fund will be maintained in segregated accounts in the name of the Master Fund in bank deposits or United States Treasury and United States Government Agencies issues.

The Managing Owner, a registered commodity pool operator and commodity trading advisor, is responsible for the cash management activities of the Master Fund, including investing in United States Treasury and United States Government Agencies issues.

In addition, assets of the Master Fund not required to margin positions may be maintained in United States bank accounts opened in the name of the Master Fund and may be held in United States Treasury bills (or other securities approved by the CFTC for investment of customer funds).

The Master Fund receives 100% of the interest income earned on its interest income assets.

FEES AND CHARGES

Upfront Selling Commissions
No upfront selling commissions are charged to Shareholders, although investors are expected to be charged a customary commission by their brokers in connection with purchases of Shares that will vary from investor to investor. Investors are encouraged to review the terms of their brokerage accounts for details on applicable charges. Also, if the Authorized Participant sells a Share in excess of the price paid by such Authorized Participant in connection with the creation of such Share in a Basket the excess may be deemed to be underwriting compensation.

Management Fee
The Master Fund pays the Managing Owner a Management Fee, monthly in arrears, in an amount equal to 0.85% per annum of the average amount of daily net assets of the Master Fund during the Calendar year. No separate fee is paid by the Fund.

Organization and Offering Expenses
Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of Shares is paid by GreenHaven, LLC, a limited liability company organized in the State of Georgia, which is the sole member of the Managing Owner. Neither GreenHaven, LLC nor the Managing Owner is reimbursed in connection with the payment of the organizational and offering expenses.

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

Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses
The Managing Owner currently does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Funds are responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.20% of the Net Asset Value of the Master Fund in any year, although the actual amount of such fees and expenses in any year may be greater. The Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.20% per annum in the aggregate. Of the amounts so accrued, the Fund first pays brokerage fees, and secondly from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s and Master Fund’s routine operational, administrative, and other ordinary expenses paid by the Managing Owner

Unusual Fees and Expenses
The Master Fund pays all its unusual fees and expenses, if any, of the Fund and Master Fund generally, if any, as determined by the Managing Owner. Unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Unusual fees and expenses shall also include material expenses which are not currently anticipated obligations of the Fund or Master Fund or of managed futures funds in general. Routine operational, administrative and other ordinary expenses will not be deemed unusual expenses. There have been no unusual fees or expenses since the fund commenced investment operations on January 23, 2008.

Management Fee and Ongoing Expenses to be Paid First out of Interest Income
The Management Fee and ordinary ongoing expenses of the Fund and the Master Fund will be paid first out of interest income from the Master Fund’s holdings of U.S. Treasury bills and other high credit-quality short-term fixed income securities on deposit with the Commodity Broker as margin or otherwise. It is expected that, at current interest rates, such interest income will not be sufficient to cover all or a significant portion of the Management Fee and ordinary ongoing expenses of the Fund and the Master Fund.

MATERIAL CONTRACTS

License Agreement
Thomson Reuters America, LLC entered into a License Agreement with the Managing Owner granting the Managing Owner an exclusive, non-transferable right to use the Index in connection with the development and creation of U.S. exchange traded funds in the U.S. The Managing Owner is responsible for paying the fees associated with the licensing fee, and the Fund and Master Fund will not be required to pay any additional amount to Thomson Reuters America, LLC.

The current license agreement has been renewed through October 1, 2015, and will automatically renew for additional successive two-year periods pursuant to its automatic renewal terms (subject to the right of Thomson Reuters America, LLC to terminate the exclusivity at any time in the event of certain limited circumstances related to specified asset investment thresholds).

Brokerage Agreement
The Commodity Broker and the Master Fund entered into brokerage agreements, or (“Brokerage Agreements”). As a result, the Commodity Broker:

(i)	acts as the clearing broker;

(ii)	acts as custodian of all or a portion of the Master Fund’s assets; and

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

Confirmations of all executed trades are given to the Master Fund by the Commodity Broker. The Brokerage Agreement incorporates the Commodity Broker’s standard customer agreements and related documents, which generally include provisions that:

(i)	all cash, securities, and open futures positions carried for the Master Fund by the Commodity Broker will be held by it as a security for the Master Fund’s obligations to the Commodity Broker;

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

The Administration Agreement will continue in effect unless terminated on at least ninety (90) days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the Administration Agreement upon thirty (30) days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement or upon termination of the Global Custody Agreement.

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

Except as otherwise expressly provided in the Custody Agreement, the Custodian shall not be liable for any costs, expenses, damages, liabilities or claims, including attorneys’ and accountants’ fees, or losses, incurred by or asserted against the Fund, except those losses arising out of the gross negligence or willful misconduct of the Custodian. The Custodian shall have no liability whatsoever for the action or inaction of any depository. Subject to the Custodian’s delegation of its duties to its affiliates, the Custodian’s responsibility with respect to any securities or cash held by a sub-custodian is limited to the failure on the part of the Custodian to exercise reasonable care in the selection or retention of such sub-custodian in light of prevailing settlement and securities handling practices, procedures and controls in the relevant market. With respect to any losses incurred by the Fund as a result of the acts or the failure to act by any sub-custodian (other than an affiliate of the Custodian), the Custodian shall take appropriate action to recover such losses from such sub-custodian; and the Custodian’s sole responsibility and liability to the Fund shall be limited to amounts so received from such sub-custodian (exclusive of costs and expenses incurred by the Custodian). In no event shall the Custodian be liable to the Fund or any third party for special, indirect or consequential damages, or lost profits or loss of business, arising in connection with the Custody Agreement.

The Fund shall indemnify the Custodian and each sub-custodian for the amount of any tax that the Custodian, any such sub-custodian or any other withholding agent is required under applicable laws (whether by assessment or otherwise) to pay on behalf of, or in respect of income earned by or payments or distributions made to or for the account of the Fund (including any payment of tax required by reason of an earlier failure to withhold). The Custodian shall, or shall instruct the applicable sub-custodian or other withholding agent to, withhold the amount of any tax which is required to be withheld under applicable law upon collection of any dividend, interest or other distribution made with respect to any security and any proceeds or income from the sale, loan or other transfer of any security. In the event that the Custodian or any sub-custodian is required under applicable law to pay any tax on behalf of Fund, the Custodian is hereby authorized to withdraw cash from any cash account in the amount required to pay such tax and to use such cash, or to remit such cash to the appropriate sub-custodian, for the timely payment of such tax in the manner required by applicable law.

The Fund will indemnify the Custodian and hold the Custodian harmless from and against any and all losses sustained or incurred by or asserted against the Custodian by reason of or as a result of any action or inaction, or arising out of the Custodian’s performance under the Custody Agreement, including reasonable fees and expenses of counsel incurred by the Custodian in a successful defense of claims by the Fund; provided however, that the Fund shall not indemnify the Custodian for those losses arising out of the Custodian’s gross negligence or willful misconduct. This indemnity shall be a continuing obligation of Fund, its successors and assigns, notwithstanding the termination of the Custody Agreement.

Transfer Agency and Service Agreement
The Bank of New York Mellon, N.A. will serve as the Fund’s transfer agent, or Transfer Agent. Pursuant to the Transfer Agency and Service Agreement between the Fund and the Transfer Agent, the Transfer Agent will serve as the Fund’s transfer agent, dividend disbursing agent, and agent in connection with certain other activities as provided under the Transfer Agency and Service Agreement.

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

(i)
All actions of the Transfer Agent or its agents or sub-contractors required to be taken pursuant to this Agreement, provided that such actions are taken without gross negligence, or willful misconduct;

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

The Distribution Services Agreement, originally dated January 16, 2007 (as amended on May 15, 2009, January 7, 2011, and January 17, 2014) shall continue until two years from such date and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Fund’s Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty (60) days’ written notice by the Fund’s Managing Owner or by the Distributor.  The Distribution Services Agreement shall automatically terminate in the event of its assignment. The terms of the present agreement remain in effect until amended.

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

Marketing Services Agreement
The Marketing Agent provides certain marketing services to the Fund. Pursuant to the Marketing Agreement, as amended from time to time, between the Managing Owner, on behalf of the Fund and Master Fund, and the Marketing Agent, the Marketing Agent assists the Managing Owner with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus, providing support to an extensive broker database and a network of internal and external wholesalers. The Marketing Agent will not open or maintain customer accounts or handle orders for the Fund. The Marketing Agent will engage in public seminars, road shows, conferences, media interviews, field incoming “800” number telephone calls and distribute sales literature and other communications (including electronic media) regarding the Fund.

The Marketing Services Agreement (dated January 14, 2008 as amended, including on April 30, 2009, May 15, 2009, August 16, 2010, and January 17, 2014) had an original term of two years from January 14, 2008, thereafter continuing automatically for successive annual periods, unless a party provides notice to the other party within 60 days of the termination of the then current term.

Pursuant to the Marketing Agreement, each party will indemnify and hold harmless the other party against all losses, costs and expenses (including reasonable attorney’s fees) that an indemnified party incurs by reason or result of or arising from the breach of any terms, provisions, covenants, warranties or representations contained in the Marketing Agreement.

ITEM 1A - RISK FACTORS

You could lose money investing in the Shares. You should consider carefully the risks described below and elsewhere in this Form 10-K before making an investment decision.

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

•	A sudden shift in political conditions of the world’s leading metal producers may have a negative effect on the global pricing of metals.
•	An increase in the hedging of precious metals may result in the price of precious metals to decline.
•	Changes in global supply and demand for industrial and precious metals.
•	The price and quantity of imports and exports of industrial and precious metals.
•	Technological advances in the processing and mining of industrial and precious metals.
•	Possible adverse effects of new regulations and required disclosures of public companies regarding “Conflict Minerals”.

Agricultural Commodities: Price movements in futures contracts held by the Master Fund in agricultural commodities, such as wheat, corn, cattle, hogs, and soybeans, are affected by many factors. Some of these agricultural specific factors include, but are not limited to:

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

Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time to time as Baskets are created and redeemed. Authorized Participants or their clients or customers may have an opportunity to realize a riskless profit if they can purchase a Creation Basket at a discount to the public trading price of the Shares or can redeem a Redemption Basket at a premium over the public trading price of the Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track Net Asset Value per Share closely over time.

Your Investment could Suffer in the Event that Thomson Reuters America LLC Decides to Terminate the License Agreement Between Itself and the Managing Owner.

Thomson Reuters America LLC entered into a License Agreement, subsequently amended, with the Managing Owner whereby the Managing Owner was granted an exclusive license with respect to the development and creation of U.S. exchange traded funds. The amended license agreement granted to the Managing Owner had a term through October 1, 2013, which was automatically renewed for another two year increment and will renew for successive two-year terms thereafter. The term may be terminated under certain circumstances which could cause your investment to decline significantly in value. In addition to that, because the license granted is an exclusive license with respect to a limited type of investment product, a different product could be created, which could also cause your investment to decline in value. If the license expires and is not renewed or is terminated, or a competitive product is created, then the Managing Owner could seek shareholder approval to either (i) liquidate the Master Fund and the Fund or (ii) approve a different index to track for comparison purposes.

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

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Master Fund.

In the past the CFTC and the commodity exchange rules have imposed speculative position limits in certain agricultural commodities on market participants classed as “speculative”, which included the Master Fund, trading in certain agricultural commodities. These position limits prohibited any person from holding a position of more than a specific number of such futures contracts. As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, these limits are being revised and expanded, and their final form is not yet known. The Managing Owner anticipates that such position limits, as well as accountability limits currently in place on exchanges, will not become more of an issue until the Master Fund reaches a Net Asset Value in excess of US$1.8 billion, at which point the Fund would be approaching CME Group position limits on Platinum futures and the Managing Owner may either prevent the issuance of additional creation units or may apply to the CFTC for relief from certain position limits.

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

The Shares’ Value Could Decrease if Unanticipated Operational or Trading Problems Arise.

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

As the Managing Owner and its Principals have Only Been Operating the Fund and the Master Fund Since January 2008, their Experience may be Inadequate or Unsuitable to Manage the Fund or the Master Fund.

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

Fees are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund indirectly is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of up to 0.85% per annum. Additional charges include brokerage fees expected to be approximately 0.20% per annum in the aggregate. The Fund is expected to earn interest income at an annual rate of approximately 0.04% per annum, based upon the current yield on a three month U.S. Treasury bill. Consequently, it is expected that interest income will not exceed fees unless short-term Treasury rates rise.   If interest rates remain below 1.05% as they are as of this filing, the Fund will need to have positive performance in order to break-even (net of fees and expenses). Consequently, the expenses of the Master Fund, over time, could result in significant losses to your investment in the Shares. You may never achieve profits, significant or otherwise.

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

Failure or Lack of Segregation of Assets May Increase Losses.

The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, any Master Fund Units could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. In addition to that, it is possible that in the event of a clearing broker’s bankruptcy, investors experience a loss of all their moneys, which would therefore imply that none of the investments may be recovered, not just a pro rata share. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action. Such material actions, if any, are described under “The Commodity Broker.”  In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of realized profits on its closed positions on the exchange.

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

An Investment in the Shares May Be Adversely Affected by Competition From Other Methods of Investing in Commodities.

The Fund and the Master Fund compete with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions that are beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

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

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2014 may specify a January 2015 expiration. As that contract nears expiration, it may be replaced by selling the January 2015 contract and purchasing the contract expiring in March 2015. This process is referred to as “rolling.” At times, the prices for contracts with shorter-term expirations are higher than for contracts with longer-term expirations, a condition known as “backwardation.” In these circumstances, absent other factors, the sale of a January 2015 contract would take place at a price that is higher than the price at which a March 2015 contract is purchased, thereby creating a gain in connection with rolling. While some commodities have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in any of the commodities comprising the Index could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

Conversely, some other commodities such as precious metals contracts have historically tended to exhibit “contango” markets rather than backwardation. Contango markets are those in which the prices of contracts are higher in the distant delivery months than in the nearer delivery months due to the costs of long-term storage of a physical commodity prior to delivery or other factors. Although some commodities have historically exhibited consistent periods of contango, contango may not exist in these markets at all times. The persistence of contango in any of the commodities comprising the Index could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

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

Regulatory Reporting and Compliance

The Fund is subject to changing regulation of corporate governance and public disclosure that have increased both the costs and the risk of noncompliance.

Because the Fund’s common shares are publicly traded, it is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the SEC and NYSE Arca, have in recent years issued new requirements and regulations. From time to time, these authorities have continued to develop additional regulations or interpretations of existing regulations. The Fund’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

The Fund is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control system is designed to provide reasonable assurance to its management and its board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Fund assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. Based on that assessment, the Fund believes that, as of December 31, 2013, internal control over financial reporting is effective.

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

The Fund and the Master Fund do not own or use physical properties in the conduct of their business. Their assets consist of futures contracts, cash, United States Treasury obligations and other high credit-quality short-term fixed income securities. The Managing Owner’s headquarters are located at 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326. Any value attributable to an implied or imputed use or sharing of the Managing Owner’s facilities is deemed to be included in other fees paid by the Fund to the Managing Owner.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINING SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Limited Shares of the Fund trade on the New York Stock Exchange under the symbol “GCC”.

2013 Monthly Stock Price Data for GCC
Date	Open	High	Low	Close
December	25.74	26.02	25.50	25.70
November	26.02	26.10	25.09	25.80
October	26.31	26.90	26.14	26.17
September	27.06	27.14	26.35	26.39
August	26.04	27.21	25.77	26.86
July	25.88	26.66	25.72	26.02
June	27.03	27.28	25.71	25.79
May	27.39	27.75	26.80	26.80
April	28.15	28.15	26.81	27.67
March	28.05	28.58	27.98	28.22
February	29.63	29.73	28.05	28.20
January	29.17	29.59	28.53	29.55

2012 Monthly Stock Price Data for GCC
Date	Open	High	Low	Close
December	30.02	30.12	28.67	28.83
November	29.60	30.12	29.09	29.85
October	30.67	30.80	29.43	29.49
September	30.78	31.61	29.97	30.50
August	29.40	30.42	29.06	30.37
July	29.29	29.99	28.32	29.61
June	26.66	28.44	26.53	28.36
May	29.48	29.61	26.88	26.93
April	30.22	30.64	29.00	29.47
March	31.75	32.36	29.90	30.28
February	31.20	32.14	30.92	31.69
January	30.37	31.90	30.09	31.29

2011 Monthly Stock Price Data for GCC
Date	Open	High	Low	Close
December	31.05	31.31	28.98	29.92
November	31.39	32.69	30.42	31.18
October	30.15	32.80	29.84	32.21
September	35.19	35.22	30.28	30.34
August	34.66	35.30	32.66	35.23
July	33.50	35.13	33.20	34.47
June	34.80	35.18	32.90	33.50
May	36.45	36.46	33.10	34.90
April	35.15	36.51	35.03	36.40
March	35.57	36.19	32.82	35.23
February	34.08	36.00	33.98	35.33
January	33.49	34.25	32.08	34.03

Price Range of Units

Fiscal Year 2013	High	Low
1st Quarter	29.73	27.98
2nd Quarter	28.15	25.71
3rd Quarter	27.21	25.72
4th Quarter	26.90	25.09

Fiscal Year 2012	High	Low
1st Quarter	32.36	29.90
2nd Quarter	30.64	26.53
3rd Quarter	31.61	28.32
4th Quarter	30.80	28.67

Shares Outstanding

As of December 31, 2013, the Fund had 12,450,000 of its Limited Shares outstanding.

As of December 31, 2012, the Fund had 16,450,000 of its Limited Shares outstanding.

As of December 31, 2011, the Fund had 19,400,000 of its Limited Shares outstanding.

Distributions
There were no distributions during 2013, 2012, or 2011.

Holders
As of December 31, 2013, there were 22,293 holders of the Fund’s Shares.

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

The Fund filed a second Registration Statement on Form S-3 (Registration No.: 333-188743) on May 21, 2013, which was declared effective on September 19, 2013 (the “2013 Registration Statement”). Under the 2013 Registration Statement, the Fund registered an additional 61,000,000 shares with the SEC.

The Shares began trading on the American Stock Exchange on January 24, 2008 and are now traded on the NYSE-Arca as of November 25, 2008.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

During the year ended December 31, 2013, 900,000 Limited Shares were created for $25,704,701 and 4,900,000 Limited Shares were redeemed for $131,081,245. For the three months ended December 31, 2013, 950,000 Limited Shares were redeemed for $24,625,895. On December 31, 2013, 12,450,000 Limited Shares of the Fund were outstanding for a market capitalization of $319,965,000.

During the year ended December 31, 2012, 3,250,000 Limited Shares were created for $101,149,075 and 6,200,000 Limited Shares were redeemed for $180,296,699. For the three months ended December 31, 2012, 450,000 Limited Shares were created for $13,215,767 and 900,000 Limited Shares were redeemed for $26,709,067. On December 31, 2012, 16,450,000 Limited Shares of the Fund were outstanding for a market capitalization of $474,253,500.

During the year ended December 31, 2011, 11,200,000 Limited Shares were created for $383,075,174 and 8,050,000 Limited Shares were redeemed for $262,514,288. For the three months ended December 31, 2011, 1,500,000 Limited Shares were created for $47,686,315 and 2,400,000 Limited Shares were redeemed for $72,318,659. On December 31, 2011, 19,400,000 Limited Shares of the Fund were outstanding for a market capitalization of $581,224,000.

Dividends
The Fund has not made and does not intend to make cash distributions to its shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenues (interest income)	$189,643	$331,044	$335,677	$301,808	$126,329
Total assets	$320,361,211	$479,691,588	$584,077,695	$535,067,061	$229,623,343
Net realized and unrealized gain (loss) on futures transactions and investments, inclusive of commissions	$(45,104,484)	$(22,718,144)	$(66,905,929)	$89,562,608	$27,112,878
Net gain (loss)	$(49,238,972)	$(27,402,292)	$(73,765,925)	$86,627,933	$25,933,097
Net gain (loss) per limited share	$(3.95)	$(1.67)	$(3.80)	$5.33	$2.96

Selected Quarterly Financial Data (Unaudited)	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended September 30, 2013	For the Three Months Ended December 31, 2013
Interest Income	$84,009	$61,443	$30,080	$14,111
Net Investment Income (Loss)	$(1,149,951)	$(1,110,863)	$(977,194)	$(896,480)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	$(8,691,003)	$(39,362,444)	$12,273,002	$(9,324,039)
Net Gain (Loss)	$(9,840,954)	$(40,473,307)	$11,295,808	$(10,220,519)
Increase (Decrease) in Net Asset Value	$5,758,576	$(75,878,153)	$(49,649,526)	$(34,846,413)
Net Gain (Loss) per Share	$(0.58)	$(2.58)	$0.84	$(0.82)

	For the Three Months Ended March 31, 2012	For the Three Months Ended June 30, 2012	For the Three Months Ended September 30, 2012	For the Three Months Ended December 31, 2012
Interest Income	$30,714	$90,769	$96,791	$112,770
Net Investment Income (Loss)	$(1,368,267)	$(1,106,011)	$(1,010,723)	$(1,199,146)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	$6,579,006	$(39,652,985)	$37,730,430	$(27,374,596)
Net Gain (Loss)	$5,210,739	$(40,758,996)	$36,719,707	$(28,573,742)
Increase (Decrease) in Net Asset Value	$63,710,745	$(133,156,182)	$4,962,563	$(42,067,042)
Net Gain (Loss) per Share	$0.25	$(2.26)	$2.17	$(1.74)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Thomson Reuters Continuous Commodity Index Total Return (the “Index”) over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit-quality short-term fixed income securities over the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in an equal-weight portfolio of commodity futures.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange-traded futures contracts on the commodities comprising the Index (the “Index Commodities”). Through January 6, 2013 the Index Commodities were wheat, corn, soybeans, live cattle, lean hogs, gold, silver, platinum, copper, cotton, coffee, cocoa, orange juice, sugar, crude oil, heating oil, and natural gas. Following the tenth revision on January 7, 2013, orange juice was removed and soybean oil was added at an equivalent allocation.

The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are in equal weight proportion to the Index Commodities or 1/17 weighting per index commodity rebalanced daily. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit-quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker. The Commodity Broker currently applies part of the total value of the cash and/or Treasury Obligations on deposit towards satisfying any margin requirements related to the futures contracts in the Master Fund’s futures account. The sponsor of the Index is Thompson Reuters (the “Index Sponsor”). Thomson Reuters is not an affiliate of the Fund, the Master Fund or the Managing Owner.

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

The ticker symbol of the Fund is GCC.

Management’s Discussion of Results of Operations
Results of Operations. As of December 31, 2013, the net unrealized loss on Futures Contracts owned or held on that day was $4,055,188 and the Fund had total assets of $320,361,211. The ending per unit NAV on December 31, 2013 was $25.70.

As of December 31, 2012, the net unrealized loss on Futures Contracts owned or held on that day was $12,514,458 and the Fund had total assets of $479,691,588. The ending per unit NAV on December 31, 2012 was $28.85.

As of December 31, 2011, the net unrealized gain on Futures Contracts owned or held on that day was $45,001,789 and the Fund had total assets of $584,077,695. The ending per unit NAV on December 31, 2011 was $29.96.

Portfolio Expenses. The Fund’s expenses consist of investment management fees, and brokerage fees. The Fund pays the Managing Owner a management fee of 0.85% of NAV on its net assets.

The Fund pays for all brokerage fees. The Managing Owner pays for all other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. Routine operational, administrative and other ordinary expenses are reimbursable to the Managing Owner by the Fund. Since inception, the Fund paid $0 in ongoing registration fees and other offering expenses. The Managing Owner is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the Managing Owner who are also its audit committee members.

The Fund also incurs commissions to brokers for the purchase and sale of Futures Contracts and Treasuries. Total commissions and fees and routine operational, administrative and other ordinary expenses amounted to $823,644, $377,195, and $1,300,472 for the years ended December 31, 2013, December 31, 2012, and 2011, respectively.

Interest Income. The Fund does not borrow money in order to obtain leverage, so the Fund does not incur any interest expense.  Rather, the Fund’s margin deposits are maintained in Treasuries and short term investments and interest is earned on the Fund’s available assets. The Fund earned total interest income of $189,643, $331,044, and $335,677 for the years ended December 31, 2013, 2012, and 2011, respectively.

Performance Summary
Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
1/31/2009	$21.80	900,050	$19,621,090	-	-	-	-27.33%
2/28/2009	$20.87	950,050	$19,827,544	-4.27%	-	-4.27%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,587	4.12%	-	-0.32%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,585	-0.18%	-0.50%	-0.50%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,211	11.62%	16.00%	11.06%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	4.27%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	7.52%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	6.38%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	9.59%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	14.40%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.68%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	20.28%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,550,301	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,683,342	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,833,324	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,796,308	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,673,292	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,966,285	-0.54%	-2.95%	-10.92%	-14.33%

Comparison of the CCI-TR Index and the Greenhaven Continuous Commodity Fund Net Asset Value (“GCC NAV”) for the Years
Ended December 31, 2013, 2012, and 2011 and For the Three Months Ended December 31, 2012, 2011, and 2010

41

42

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index – Total Return, or the Index, over time.  The Fund’s Net Asset Value relative performance versus the Index was -0.81%, 1.61%, and 1.68% net of fees for the years ended December, 31 2013, 2012 and 2011, respectively. The Fund’s Net Asset Value relative performance versus the Index was -0.27%, 0.14%, and 0.43% for the three months ended December 31, 2013, 2012, and 2011, respectively.  Since the fund commenced trading on January 24, 2008 through December 31, 2013, the Fund has returned -16.29% as measured by its daily closing stock price and the Index has returned -22.82%.

The Fund registered 4,000,000 shares on December 5, 2007 and commenced investment operations on January 23, 2008. An additional 21,000,000 shares were publicly registered on May 14, 2009, an additional 20,000,000 shares were publicly registered on January 14, 2011, and an additional 61,000,000 shares were publicly registered in September 13, 2013. As of December 31, 2013, the Fund had 12,450,000 Limited Shares outstanding.

Net Asset Value
The Administrator calculates a Net Asset Value per share of the Fund daily, based on closing prices of the underlying futures contracts.  The first such calculation was as of market close on January 24, 2008, the first day of trading. Values of the underlying Index are computed by Thomson Reuters America, LLC, and disseminated by NYSE Arca every fifteen (15) seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized – including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.

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

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets and a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4 to the financial statements for further information regarding this accounting policy.

Market Risk
See Section 1A – Risk Factors and Section 7A – Quantitative and Qualitative Disclosures About Market Risk for a complete discussion of market risk

Credit Risk
The Master Fund holds two types of investments.  The first is long positions in futures contracts on the seventeen commodities in the Index.  Since the Index allocates equally among the components and is rebalanced daily, performance risk of the futures contracts is divided equally among the components.  Each of the component commodities is traded on the CME Group or ICE exchanges.

The CME Group and ICE exchanges guarantee the performance of its outstanding futures contracts.  Each exchange is also publicly traded and, in management’s opinion, well-capitalized.  Each uses a system of margining and daily cash settlement of unrealized gains and losses in open positions, which reduces counterparty risk for market participants.  Hence, management believes that the Fund faces minimal credit or counterparty risk in its futures trading and contract positions.

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

The Lack Of An Active Trading Market for the Shares May Result in Losses on Your Investment at the Time of Disposition of Your Shares.
See Item 1A- Risk Factors

Possible Illiquid Markets May Exacerbate Losses.
See Item 1A – Risk Factors

Contractual Obligations
The Fund and Master Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s Net Asset Value. Commissions paid by the Fund to the Commodity Broker are on a per contract half-turn basis. As such, the Managing Owner cannot anticipate the amount of payments and commissions related to half-turns or round-turns that will be required under these arrangements for future periods as Net Asset Values are not known until a future date.

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

46

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of

GreenHaven Continuous Commodity Index Fund:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of GreenHaven Continuous Commodity Index Fund (a Delaware Statutory Trust) and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of GreenHaven Continuous Commodity Index Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenHaven Continuous Commodity Index Fund and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GreenHaven Continuous Commodity Index Fund’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of

GreenHaven Continuous Commodity Index Master Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of GreenHaven Continuous Commodity Index Master Fund (a Delaware Statutory Trust) as of December 31, 2013 and 2012, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of GreenHaven Continuous Commodity Index Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenHaven Continuous Commodity Index Master Fund as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GreenHaven Continuous Commodity Index Master Fund’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 4, 2014

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
December 31, 2013 and 2012

	2013	2012
Assets
Equity in broker trading accounts:
Short-term investments (cost $199,996,365 and $469,979,439 as of 2013 and 2012, respectively)	$199,998,800	$469,995,420
Cash held by broker	124,417,599	22,210,626
Net unrealized depreciation on futures contracts	(4,055,188)	(12,514,458)
Total assets	$320,361,211	$479,691,588

Liabilities and shareholders’ equity
Capital shares payable	$-	$4,327,722
Management fee payable to related party	241,143	354,469
Accrued brokerage fees and expenses payable	127,484	401,297
Total liabilities	368,627	5,083,488

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(215)	(57)
Total General Units	1,285	1,443
Limited Units:
Paid in capital - 12,450,000 and 16,450,000 redeemable shares issued and outstanding as of 2013 and 2012, respectively	364,838,413	470,214,957
Retained earnings (accumulated deficit)	(44,847,114)	4,391,700

Total Limited Units	319,991,299	474,606,657

Total shareholders’ equity	319,992,584	474,608,100
Total liabilities and shareholders’ equity	$320,361,211	$479,691,588

Net asset value per share

General Units	$25.70	$28.86

Limited Units	$25.70	$28.85

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
 Consolidated Schedule of Investments
December 31, 2013

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.01% due January 16, 2014	15.62%	$49,999,850	$50,000,000
U.S. Treasury Bills, 0.01% due January 23, 2014	46.88	149,998,950	150,000,000
Total U.S. Treasury Obligations (cost $199,996,365)	62.50%	$199,998,800	$200,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (231 contracts, settlement date July 16, 2014)	0.01%	$35,760	$6,292,440
Cocoa (231 contracts, settlement date May 14, 2014)	0.13	411,440	6,273,960
Cocoa (231 contracts, settlement date March 14, 2014)	0.12	381,180	6,257,790
Coffee (148 contracts, settlement date July 21, 2014)	0.07	216,881	6,388,050
Coffee (148 contracts, settlement date May 19, 2014)	(0.17)	(536,812)	6,268,725
Coffee (148 contracts, settlement date March 19, 2014)	(0.17)	(545,550)	6,143,850
Copper (74 contracts, settlement date July 29, 2014)	0.06	200,375	6,240,975
Copper (74 contracts, settlement date May 28, 2014)	0.07	207,963	6,262,250
Copper (74 contracts, settlement date March 27, 2014)	0.08	240,550	6,283,525
Corn (292 contracts, settlement date July 14, 2014)	(0.05)	(170,225)	6,380,200
Corn (292 contracts, settlement date May 14, 2014)	(0.19)	(618,075)	6,281,650
Corn (292 contracts, settlement date March 14, 2014)	(0.20)	(625,900)	6,161,200
Cotton (149 contracts, settlement date July 09, 2014)	0.09	301,180	6,256,510
Cotton (149 contracts, settlement date May 07, 2014)	0.00 *	(10,605)	6,287,800
Cotton (148 contracts, settlement date March 07, 2014)	(0.02)	(59,930)	6,263,360
Gold (52 contracts, settlement date June 26, 2014)	(0.15)	(487,650)	6,258,720
Gold (52 contracts, settlement date April 28, 2014)	(0.15)	(482,440)	6,255,600
Gold (52 contracts, settlement date February 26, 2014)	(0.17)	(529,510)	6,251,960
Lean Hogs (125 contracts, settlement date July 15, 2014)	0.02	72,180	4,942,500
Lean Hogs (125 contracts, settlement date June 13, 2014)	0.01	46,480	5,007,500
Lean Hogs (125 contracts, settlement date April 14, 2014)	0.07	229,450	4,533,750
Lean Hogs (126 contracts, settlement date February 14, 2014)	0.00 **	9,330	4,305,420
Light, Sweet Crude Oil (39 contracts, settlement date May 20, 2014)	0.04	136,060	3,793,920
Light, Sweet Crude Oil (38 contracts, settlement date April 22, 2014)	0.05	144,650	3,723,620
Light, Sweet Crude Oil (38 contracts, settlement date March 20, 2014)	0.02	55,240	3,740,720
Light, Sweet Crude Oil (38 contracts, settlement date February 20, 2014)	0.01	31,670	3,744,900
Light, Sweet Crude Oil (38 contracts, settlement date January 21, 2014)	0.00 **	5,710	3,739,960
Live Cattle (118 contracts, settlement date June 30, 2014)	0.01	44,040	6,108,860
Live Cattle (117 contracts, settlement date April 30, 2014)	0.06	187,100	6,332,040
Live Cattle (118 contracts, settlement date February 28, 2014)	0.10	335,300	6,354,300
Natural Gas (91 contracts, settlement date May 28, 2014)	0.12	397,390	3,743,740
Natural Gas (91 contracts, settlement date April 28, 2014)	0.13	412,180	3,726,450
Natural Gas (91 contracts, settlement date March 27, 2014)	0.11	362,890	3,735,550
Natural Gas (90 contracts, settlement date February 26, 2014)	0.12	383,380	3,773,700
Natural Gas (90 contracts, settlement date January 29, 2014)	0.12	395,000	3,807,000
NY Harbor ULSD (30 contracts, settlement date May 30, 2014) ***	0.06	205,317	3,810,996
NY Harbor ULSD (30 contracts, settlement date April 30, 2014) ***	0.07	207,673	3,822,714
NY Harbor ULSD (29 contracts, settlement date March 31, 2014) ***	0.04	116,840	3,706,983
NY Harbor ULSD (29 contracts, settlement date February 28, 2014) ***	0.03	102,001	3,719,528
NY Harbor ULSD (29 contracts, settlement date January 31, 2014) ***	0.04	113,904	3,733,414
Platinum (137 contracts, settlement date July 29, 2014)	(0.15)	(490,930)	9,430,395
Platinum (137 contracts, settlement date April 28, 2014)	(0.18)	(574,305)	9,410,530
Silver (64 contracts, settlement date July 29, 2014)	(0.18)	(567,615)	6,220,160
Silver (65 contracts, settlement date May 28, 2014)	(0.15)	(490,235)	6,306,625
Silver (65 contracts, settlement date March 27, 2014)	(0.15)	(479,325)	6,295,250
Soybean (98 contracts, settlement date July 14, 2014)	0.06	182,763	6,196,050
Soybean (98 contracts, settlement date May 14, 2014)	0.11	344,875	6,257,300
Soybean (98 contracts, settlement date March 14, 2014)	0.13	401,825	6,333,250
Soybean Oil (266 contracts, settlement date July 14, 2014)	(0.12)	(397,332)	6,361,656
Soybean Oil (264 contracts, settlement date May 14, 2014)	(0.15)	(466,266)	6,255,216
Soybean Oil (264 contracts, settlement date March 14, 2014)	(0.14)	(450,534)	6,198,192
Sugar (338 contracts, settlement date June 30, 2014)	(0.12)	(385,806)	6,333,309
Sugar (338 contracts, settlement date April 30, 2014)	(0.11)	(337,557)	6,268,954
Sugar (339 contracts, settlement date February 28, 2014)	(0.14)	(462,112)	6,230,549
Wheat (205 contracts, settlement date July 14, 2014)	(0.17)	(549,650)	6,321,687
Wheat (205 contracts, settlement date May 14, 2014)	(0.20)	(627,613)	6,273,000
Wheat (205 contracts, settlement date March 14, 2014)	(0.20)	(627,788)	6,203,812
Net Unrealized Depreciation on Futures Contracts	(1.27)%	$(4,055,188)	$319,612,065

*	Denotes less than 0.000% yet greater than (0.005)%
**	Denotes greater than 0.000% yet less than 0.005%
***	The CME Group changed specifications and the name of Heating Oil futures to ‘NY Harbor ULSD’ in May 2013

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

*    Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
 Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Income
Interest Income	$189,643	$331,044	$335,677

Expenses
Management fee to related party	3,500,487	4,637,997	5,895,201
Brokerage fees and expenses	823,644	377,195	1,300,472
Total expenses	4,324,131	5,015,192	7,195,673
Net Investment Loss	(4,134,488)	(4,684,148)	(6,859,996)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	(10,376)	1,429	451
Futures Contracts	(53,539,832)	(55,222,884)	36,755,383
Net Realized Gain (Loss)	(53,550,208)	(55,221,455)	36,755,834
Net Change in Unrealized Gain (Loss) on
Investments	(13,546)	15,980	(20,292)
Futures Contracts	8,459,270	32,487,331	(103,641,471)
Net Change in Unrealized Gain (Loss)	8,445,724	32,503,311	(103,661,763)
Net Realized and Unrealized Loss on Investments and Futures Contracts	(45,104,484)	(22,718,144)	(66,905,929)

Net Loss	$(49,238,972)	$(27,402,292)	$(73,765,925)

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2013

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 1, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	-	-	-	-	900,000	25,704,701	-	25,704,701	25,704,701
Redemption of Limited Units	-	-	-	-	(4,900,000)	(131,081,245)	-	(131,081,245)	(131,081,245)
Net Loss:
Net Investment Loss	-	-	(15)	(15)	-	-	(4,134,473)	(4,134,473)	(4,134,488)
Net Realized Loss on Investments and Futures Contracts	-	-	(171)	(171)	-	-	(53,550,037)	(53,550,037)	(53,550,208)
Net Change in Unrealized Gain on Investments and Futures Contracts	-	-	28	28	-	-	8,445,696	8,445,696	8,445,724
Net Loss	-	-	(158)	(158)	-	-	(49,238,814)	(49,238,814)	(49,238,972)
Balance at December 31, 2013	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584

See accompanying notes to consolidated financial statements

GreenHaven Continous Commodity Index Fund
 Consolidated Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2012

	General Units				Limited Units				Total

				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2012	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016
Creation of Limited Units	-	-	-	-	3,250,000	101,149,075	-	101,149,075	101,149,075
Redemption of Limited Units	-	-	-	-	(6,200,000)	(180,296,699)	-	(180,296,699)	(180,296,699)
Net loss:
Net investment loss	-	-	(13)	(13)	-	-	(4,684,135)	(4,684,135)	(4,684,148)
Net realized loss on Investments and Futures Contracts	-	-	(135)	(135)	-	-	(55,221,320)	(55,221,320)	(55,221,455)
Net change in unrealized gain on Investments and Futures Contracts	-	-	93	93	-	-	32,503,218	32,503,218	32,503,311
Net loss	-	-	(55)	(55)	-	-	(27,402,237)	(27,402,237)	(27,402,292)

Balance at December 31, 2012	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100

See accompanying notes to consolidated financial statements

GreenHaven Continous Commodity Index Fund
Consolidated Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2011

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2011	50	$1,500	$144	$1,644	16,250,000	$428,801,695	$105,559,716	$534,361,411	$534,363,055
Creation of Limited Units	-	-	-	-	11,200,000	383,075,174	-	383,075,174	383,075,174
Redemption of Limited Units	-	-	-	-	(8,050,000)	(262,514,288)	-	(262,514,288)	(262,514,288)
Net loss:
Net investment loss	-	-	(17)	(17)	-	-	(6,859,979)	(6,859,979)	(6,859,996)
Net realized gain on Investments and Futures Contracts	-	-	88	88	-	-	36,755,746	36,755,746	36,755,834
Net change in unrealized loss on Investments and Futures Contracts	-	-	(217)	(217)	-	-	(103,661,546)	(103,661,546)	(103,661,763)
Net loss	-	-	(146)	(146)	-	-	(73,765,779)	(73,765,779)	(73,765,925)

Balance at December 31, 2011	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flow from operating activities:
Net Gain (Loss)	$(49,238,972)	$(27,402,292)	$(73,765,925)
Adjustments to reconcile net gain (loss) to net cash used for operating activities:
Purchase of investment securities	(1,484,819,380)	(2,089,638,671)	(1,594,743,929)
Proceeds from sales of investment securities	1,754,981,721	1,629,991,694	2,054,999,635
Net accretion of discount	(189,643)	(331,044)	(335,677)
Net realized (gain) loss on investment securities	10,376	(1,429)	(451)
Unrealized depreciation (appreciation) on investments	(8,445,724)	(32,503,311)	103,661,763
Increase (decrease) in accrued expenses	(387,139)	(666,087)	717,847
Net cash provided by (used for) operating activities	211,911,239	(520,551,140)	490,533,263

Cash flows from financing activities:
Proceeds from creation of Limited Units	25,704,701	101,149,075	383,075,174
Redemption of Limited Units	(131,081,245)	(180,296,699)	(262,514,288)
Increase (decrease) in capital shares payable	(4,327,722)	2,829,896	1,497,826
Net cash provided by (used for) financing activities	(109,704,266)	(76,317,728)	122,058,712

Net change in cash	102,206,973	(596,868,868)	612,591,975
Cash held by broker at beginning of year	22,210,626	619,079,494	6,487,519
Cash held by broker at end of year	$124,417,599	$22,210,626	$619,079,494

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
December 31, 2013 and 2012

	2013	2012
Assets
Equity in broker trading accounts:
Short-term investments (cost $199,996,365 and $469,979,439 as of 2013 and 2012, respectively)	$199,998,800	$469,995,420
Cash held by broker	124,417,599	22,210,626
Net unrealized depreciation on futures contracts	(4,055,188)	(12,514,458)
Total assets	$320,361,211	$479,691,588

Liabilities and shareholders’ equity
Capital shares payable	$-	$4,327,722
Management fee payable to related party	241,143	354,469
Accrued brokerage fees and expenses payable	127,484	401,297
Total liabilities	368,627	5,083,488

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(215)	(57)
Total General Units	1,285	1,443
Limited Units:
Paid in capital - 12,450,000 and 16,450,000 redeemable shares issued and outstanding as of 2013 and 2012, respectively	364,838,413	470,214,957
Retained earnings (accumulated deficit)	(44,847,114)	4,391,700

Total Limited Units	319,991,299	474,606,657

Total shareholders’ equity	319,992,584	474,608,100
Total liabilities and shareholders’ equity	$320,361,211	$479,691,588

Net asset value per share

General Units	$25.70	$28.86

Limited Units	$25.70	$28.85

See accompanying notes to consolidated  financial statements

GreenHaven Continuous Commodity Index Master Fund
Schedule of Investments
December 31, 2013

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.01% due January 16, 2014	15.62%	$49,999,850	$50,000,000
U.S. Treasury Bills, 0.01% due January 23, 2014	46.88	149,998,950	150,000,000
Total U.S. Treasury Obligations (cost $199,996,365)	62.50%	$199,998,800	$200,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (231 contracts, settlement date July 16, 2014)	0.01%	$35,760	$6,292,440
Cocoa (231 contracts, settlement date May 14, 2014)	0.13	411,440	6,273,960
Cocoa (231 contracts, settlement date March 14, 2014)	0.12	381,180	6,257,790
Coffee (148 contracts, settlement date July 21, 2014)	0.07	216,881	6,388,050
Coffee (148 contracts, settlement date May 19, 2014)	(0.17)	(536,812)	6,268,725
Coffee (148 contracts, settlement date March 19, 2014)	(0.17)	(545,550)	6,143,850
Copper (74 contracts, settlement date July 29, 2014)	0.06	200,375	6,240,975
Copper (74 contracts, settlement date May 28, 2014)	0.07	207,963	6,262,250
Copper (74 contracts, settlement date March 27, 2014)	0.08	240,550	6,283,525
Corn (292 contracts, settlement date July 14, 2014)	(0.05)	(170,225)	6,380,200
Corn (292 contracts, settlement date May 14, 2014)	(0.19)	(618,075)	6,281,650
Corn (292 contracts, settlement date March 14, 2014)	(0.20)	(625,900)	6,161,200
Cotton (149 contracts, settlement date July 09, 2014)	0.09	301,180	6,256,510
Cotton (149 contracts, settlement date May 07, 2014)	0.00 *	(10,605)	6,287,800
Cotton (148 contracts, settlement date March 07, 2014)	(0.02)	(59,930)	6,263,360
Gold (52 contracts, settlement date June 26, 2014)	(0.15)	(487,650)	6,258,720
Gold (52 contracts, settlement date April 28, 2014)	(0.15)	(482,440)	6,255,600
Gold (52 contracts, settlement date February 26, 2014)	(0.17)	(529,510)	6,251,960
Lean Hogs (125 contracts, settlement date July 15, 2014)	0.02	72,180	4,942,500
Lean Hogs (125 contracts, settlement date June 13, 2014)	0.01	46,480	5,007,500
Lean Hogs (125 contracts, settlement date April 14, 2014)	0.07	229,450	4,533,750
Lean Hogs (126 contracts, settlement date February 14, 2014)	0.00 **	9,330	4,305,420
Light, Sweet Crude Oil (39 contracts, settlement date May 20, 2014)	0.04	136,060	3,793,920
Light, Sweet Crude Oil (38 contracts, settlement date April 22, 2014)	0.05	144,650	3,723,620
Light, Sweet Crude Oil (38 contracts, settlement date March 20, 2014)	0.02	55,240	3,740,720
Light, Sweet Crude Oil (38 contracts, settlement date February 20, 2014)	0.01	31,670	3,744,900
Light, Sweet Crude Oil (38 contracts, settlement date January 21, 2014)	0.00 **	5,710	3,739,960
Live Cattle (118 contracts, settlement date June 30, 2014)	0.01	44,040	6,108,860
Live Cattle (117 contracts, settlement date April 30, 2014)	0.06	187,100	6,332,040
Live Cattle (118 contracts, settlement date February 28, 2014)	0.10	335,300	6,354,300
Natural Gas (91 contracts, settlement date May 28, 2014)	0.12	397,390	3,743,740
Natural Gas (91 contracts, settlement date April 28, 2014)	0.13	412,180	3,726,450
Natural Gas (91 contracts, settlement date March 27, 2014)	0.11	362,890	3,735,550
Natural Gas (90 contracts, settlement date February 26, 2014)	0.12	383,380	3,773,700
Natural Gas (90 contracts, settlement date January 29, 2014)	0.12	395,000	3,807,000
NY Harbor ULSD (30 contracts, settlement date May 30, 2014) ***	0.06	205,317	3,810,996
NY Harbor ULSD (30 contracts, settlement date April 30, 2014) ***	0.07	207,673	3,822,714
NY Harbor ULSD (29 contracts, settlement date March 31, 2014) ***	0.04	116,840	3,706,983
NY Harbor ULSD (29 contracts, settlement date February 28, 2014) ***	0.03	102,001	3,719,528
NY Harbor ULSD (29 contracts, settlement date January 31, 2014) ***	0.04	113,904	3,733,414
Platinum (137 contracts, settlement date July 29, 2014)	(0.15)	(490,930)	9,430,395
Platinum (137 contracts, settlement date April 28, 2014)	(0.18)	(574,305)	9,410,530
Silver (64 contracts, settlement date July 29, 2014)	(0.18)	(567,615)	6,220,160
Silver (65 contracts, settlement date May 28, 2014)	(0.15)	(490,235)	6,306,625
Silver (65 contracts, settlement date March 27, 2014)	(0.15)	(479,325)	6,295,250
Soybean (98 contracts, settlement date July 14, 2014)	0.06	182,763	6,196,050
Soybean (98 contracts, settlement date May 14, 2014)	0.11	344,875	6,257,300
Soybean (98 contracts, settlement date March 14, 2014)	0.13	401,825	6,333,250
Soybean Oil (266 contracts, settlement date July 14, 2014)	(0.12)	(397,332)	6,361,656
Soybean Oil (264 contracts, settlement date May 14, 2014)	(0.15)	(466,266)	6,255,216
Soybean Oil (264 contracts, settlement date March 14, 2014)	(0.14)	(450,534)	6,198,192
Sugar (338 contracts, settlement date June 30, 2014)	(0.12)	(385,806)	6,333,309
Sugar (338 contracts, settlement date April 30, 2014)	(0.11)	(337,557)	6,268,954
Sugar (339 contracts, settlement date February 28, 2014)	(0.14)	(462,112)	6,230,549
Wheat (205 contracts, settlement date July 14, 2014)	(0.17)	(549,650)	6,321,687
Wheat (205 contracts, settlement date May 14, 2014)	(0.20)	(627,613)	6,273,000
Wheat (205 contracts, settlement date March 14, 2014)	(0.20)	(627,788)	6,203,812
Net Unrealized Depreciation on Futures Contracts	(1.27)%	$(4,055,188)	$319,612,065

*	Denotes less than 0.000% yet greater than (0.005)%
**	Denotes greater than 0.000% yet less than 0.005%
***	The CME Group changed specifications and the name of Heating Oil futures to ‘NY Harbor ULSD’ in May 2013

See accompanying notes to consolidated financial statements

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

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Income and Expenses
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Income
Interest Income	$189,643	$331,044	$335,677

Expenses
Management fee to related party	3,500,487	4,637,997	5,895,201
Brokerage fees and expenses	823,644	377,195	1,300,472
Total expenses	4,324,131	5,015,192	7,195,673
Net Investment Loss	(4,134,488)	(4,684,148)	(6,859,996)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	(10,376)	1,429	451
Futures Contracts	(53,539,832)	(55,222,884)	36,755,383
Net Realized Gain (Loss)	(53,550,208)	(55,221,455)	36,755,834
Net Change in Unrealized Gain (Loss) on
Investments	(13,546)	15,980	(20,292)
Futures Contracts	8,459,270	32,487,331	(103,641,471)
Net Change in Unrealized Gain (Loss)	8,445,724	32,503,311	(103,661,763)
Net Realized and Unrealized Loss on Investments and Futures Contracts	(45,104,484)	(22,718,144)	(66,905,929)

Net Loss	$(49,238,972)	$(27,402,292)	$(73,765,925)

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2013

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 1, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	-	-	-	-	900,000	25,704,701	-	25,704,701	25,704,701
Redemption of Limited Units	-	-	-	-	(4,900,000)	(131,081,245)	-	(131,081,245)	(131,081,245)
Net Loss:
Net Investment Loss	-	-	(15)	(15)	-	-	(4,134,473)	(4,134,473)	(4,134,488)
Net Realized Loss on Investments and Futures Contracts	-	-	(171)	(171)	-	-	(53,550,037)	(53,550,037)	(53,550,208)
Net Change in Unrealized Gain on Investments and Futures Contracts	-	-	28	28	-	-	8,445,696	8,445,696	8,445,724
Net Loss	-	-	(158)	(158)	-	-	(49,238,814)	(49,238,814)	(49,238,972)
Balance at December 31, 2013	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2012

	General Units				Limited Units				Total

				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2012	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016
Creation of Limited Units	-	-	-	-	3,250,000	101,149,075	-	101,149,075	101,149,075
Redemption of Limited Units	-	-	-	-	(6,200,000)	(180,296,699)	-	(180,296,699)	(180,296,699)
Net loss:
Net investment loss	-	-	(13)	(13)	-	-	(4,684,135)	(4,684,135)	(4,684,148)
Net realized loss on Investments and Futures Contracts	-	-	(135)	(135)	-	-	(55,221,320)	(55,221,320)	(55,221,455)
Net change in unrealized gain on Investments and Futures Contracts	-	-	93	93	-	-	32,503,218	32,503,218	32,503,311
Net loss	-	-	(55)	(55)	-	-	(27,402,237)	(27,402,237)	(27,402,292)
Balance at December 31, 2012	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2011

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Earnings	Equity	Equity
Balance at January 1, 2011	50	$1,500	$144	$1,644	16,250,000	$428,801,695	$105,559,716	$534,361,411	$534,363,055
Creation of Limited Units	-	-	-	-	11,200,000	383,075,174	-	383,075,174	383,075,174
Redemption of Limited Units	-	-	-	-	(8,050,000)	(262,514,288)	-	(262,514,288)	(262,514,288)
Net loss:
Net investment loss	-	-	(17)	(17)	-	-	(6,859,979)	(6,859,979)	(6,859,996)
Net realized gain on Investments and Futures Contracts	-	-	88	88	-	-	36,755,746	36,755,746	36,755,834
Net change in unrealized loss on Investments and Futures Contracts	-	-	(217)	(217)	-	-	(103,661,546)	(103,661,546)	(103,661,763)
Net loss	-	-	(146)	(146)	-	-	(73,765,779)	(73,765,779)	(73,765,925)

Balance at December 31, 2011	50	$1,500	$(2)	$1,498	19,400,000	$549,362,581	$31,793,937	$581,156,518	$581,158,016

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flow from operating activities:
Net Gain (Loss)	$(49,238,972)	$(27,402,292)	$(73,765,925)
Adjustments to reconcile net gain (loss) to net cash used for operating activities:
Purchase of investment securities	(1,484,819,380)	(2,089,638,671)	(1,594,743,929)
Proceeds from sales of investment securities	1,754,981,721	1,629,991,694	2,054,999,635
Net accretion of discount	(189,643)	(331,044)	(335,677)
Net realized (gain) loss on investment securities	10,376	(1,429)	(451)
Unrealized depreciation (appreciation) on investments	(8,445,724)	(32,503,311)	103,661,763
Increase (decrease) in accrued expenses	(387,139)	(666,087)	717,847
Net cash provided by (used for) operating activities	211,911,239	(520,551,140)	490,533,263

Cash flows from financing activities:
Proceeds from creation of Limited Units	25,704,701	101,149,075	383,075,174
Redemption of Limited Units	(131,081,245)	(180,296,699)	(262,514,288)
Increase (decrease) in capital shares payable	(4,327,722)	2,829,896	1,497,826
Net cash provided by (used for) financing activities	(109,704,266)	(76,317,728)	122,058,712

Net change in cash	102,206,973	(596,868,868)	612,591,975
Cash held by broker at beginning of year	22,210,626	619,079,494	6,487,519
Cash held by broker at end of year	$124,417,599	$22,210,626	$619,079,494

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
GreenHaven Continuous Commodity Index Master Fund
Notes to Consolidated Financial Statements
Years Ended December 31, 2013, 2012, and 2011

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

The proceeds from the offering of Shares are invested in the Master Fund (See Note 7 for details of the procedures for creation and redemption of Shares in the Fund). The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities and other high credit-quality short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca. For a description of the Fund’s offerings following the commencement of trading see Part II, Item 5.

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

(c) “The Administrator” – The Bank of New York Mellon Corporation has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Fund and the Master Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”). Pursuant to the Administration Agreement, the Administrator performs or supervises the services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving net asset value calculations, accounting and other fund administrative services. As the Fund’s transfer agent, the Administrator will process creations and redemptions of Shares. These transactions will be processed on Depository Trust Company’s (“DTC’s”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York Mellon Corporation is based in New York, New York.

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

(f) “The Authorized Participant” — Authorized Participants may create or redeem shares of the Master Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust Company, or DTC, and (3) have entered into a participant agreement with the Fund and the Managing Owner, or a Participant Agreement. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. The current Authorized Participants are J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. Incorporated, Newedge USA LLC, and RBC Capital Markets LLC. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Master Unit Baskets by the Fund.

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

(b) Cash Held by Broker

The Fund defines cash held by broker to be cash and highly liquid investments with remaining maturities of three months or less when acquired. MS&Co. allows the Fund to apply its Treasury Bill portfolio towards its initial margin requirement for the Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and Treasury bill positions are held in segregated accounts at MS&Co and are not insured by the Federal Deposit Insurance Corporation.

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

The Fund accounts for uncertainty in income taxes pursuant to the applicable accounting standard, which provides measurement, presentation and disclosure guidance related to uncertain tax positions. The guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this topic, the Fund recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Fund’s reassessment of its tax positions has not had a material impact on the Fund’s financial condition, results of operations or liquidity in any year presented.

(e) Futures Contracts

The Master Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges.   In the consolidated statement of financial condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard.  Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard.  (See Note 4 – Fair Value Measurements)

However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable provided such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

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

(g) Recently Issued Accounting Pronouncements

New disclosure requirements effective for fiscal 2013 mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of assets and liabilities as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, disclosure of collateral received and posted in connection with master netting agreements or similar arrangements is required.

Additional clarifying guidance was issued in January 2013 regarding the applicability of the netting requirements. Such guidance also became effective for the first quarter of fiscal 2013 but, similar to the other new guidance effective for such period, did not have and is not expected to have a significant effect on the Fund’s fair value measurement disclosures.

(h) Reclassification of Prior Period Amounts

Certain prior period amounts have been reclassified to conform to the current period presentation. Such changes had no effect on the net results of operations reported.

(i) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the year ended December 31, 2013 and when the financial statements were issued.

During that period 450,000 Limited Shares were created and 550,000 Limited Shares were redeemed resulting in 12,350,000 Limited Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of December 31, 2013, classified according to the levels used to value them, is as follows:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
U.S. Treasuries	$-	$199,998,800	$-	$199,998,800
Futures Contracts	(4,055,188)	-	-	(4,055,188)
Total	$(4,055,188)	$199,998,800	$-	$195,943,612

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2013. The Fund did not hold any Level 3 securities during the year ended December 31, 2013.

A summary of the Fund’s assets and liabilities at fair value as of December 31, 2012, classified according to the levels used to value them, is as follows:

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of December 31, 2013, the Funds were invested in futures contracts.

At December 31, 2013, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(4,055,188)	$-	$(4,055,188)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2013:

Derivative Instruments	Net Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(53,539,832)	$8,459,270

At December 31, 2012, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(12,514,458)	$-	$(12,514,458)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2012:

Derivative Instruments	Net Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(55,222,884)	$32,487,331

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2011:

Derivative Instruments	Net Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$36,755,383	$(103,641,471)

(6) Financial Instrument Risk

In the normal course of its business, the Fund is party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are commodity futures, whose values are based upon an underlying asset and generally represent future commitments that have a reasonable possibility to be settled in cash or through physical delivery. These instruments are traded on an exchange and are standardized contracts.

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

(7) Share Creations and Redemptions

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

The total payment required to create each Basket is the value of the Fund’s Net Asset Value Share per share for 50,000 Shares as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00 p.m., New York time, on the Business Day immediately following the creation order date at Net Asset Value per Share as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

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

(8) Operating Expenses

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The Management Fees incurred for the years ended December 31, 2013, 2012 and 2011 were $3,500,487, $4,637,997 and $5,895,201, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Managing Owner currently does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Fund is responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.20% of the net asset value of the Master Fund in any year, although the actual amount of such fees and expenses in any year may be greater. The Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.20% per annum in the aggregate. Of the amounts so accrued, the Fund first pays brokerage fees, and secondly from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s and Master Fund’s routine operational, administrative, and other ordinary expenses paid by the Managing Owner.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the years ended December 31, 2013, 2012 and 2011 were $823,644, $377,195 and $1,300,472, respectively.

(d) Unusual Fees and Expenses

The Fund will pay all the unusual fees and expenses, if any, of the Fund. Such unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. There have been no unusual fees or expenses since the Fund commenced investment operations on January 23, 2008.

(9) Termination

The term of the Fund is perpetual, unless terminated in certain circumstances as defined in the Trust Agreement.

(10) Profit and Loss Allocations and Distributions

The Managing Owner and the Shareholders share in any profits and losses of the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective capital balances of the shareholders.

(11) Commitments and Contingencies

The Managing Owner has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of December 31, 2013, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2013, 2012 and 2011. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year	Year	Year
	Ended	Ended	Ended
	December	December	December
	31, 2013	31, 2012	31, 2011

Net Asset Value
Net asset value per Limited Share, beginning of period	$28.85	$29.96	$32.88

Net realized and change in unrealized gain (loss) from
investments	(2.88)	(0.85)	(2.59)
Net investment gain (loss) on U.S. Treasury Obligations	(0.27)	(0.26)	(0.33)
Net decrease in net assets from operations	(3.15)	(1.11)	(2.92)
Net asset value per Limited Share, end of period	$25.70	$28.85	$29.96

Market value per Limited Share, beginning of period	$28.85	$29.96	$32.95
Market value per Limited Share, end of period	$25.74	$28.85	$29.96
Ratio to average net assets
Net investment loss	(1.01)%	(0.86)%	(0.99)%
Total expenses	1.05%	0.92%	1.04%

Total Return, at net asset value	(10.92)%	(3.70)%	(8.88)%
Total Return, at market value	(10.78)%	(3.77)%	(9.07)%

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

For purposes of this Item 9A, references to the “Fund” and “our” include both the Fund and the Master Fund. Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(f)) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures with respect to the Fund were effective as of the end of the period covered by this annual report.

Internal control over Management’s financial reporting
The Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting. The Managing Owner’s internal control system is designed to provide reasonable assurance to the Fund’s management and its board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Managing Owner assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Managing Owner used the criteria set forth in the 1992 Internal Controls-Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment, Management believes that, as of December 31, 2013, its internal control over financial reporting is effective.

Grant Thornton LLP, the independent registered public accounting firm that audited the Fund’s consolidated financial statements included in this Annual Report on Form 10-K, has issued attestation reports on the Fund’s internal control over financial reporting, which appears on pages 76 and 77 of this Annual Report on Form 10-K.

Management evaluated whether there was a change in the Fund’s internal control over financial reporting during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. Based on this evaluation, Management believes that there was no such change during the three months ended December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of

GreenHaven Continuous Commodity Index Fund:

We have audited the internal control over financial reporting of GreenHaven Continuous Commodity Index Fund and subsidiary as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GreenHaven Continuous Commodity Index Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on GreenHaven Continuous Commodity Index Fund’s internal control over financial reporting based on our audit.

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

In our opinion, GreenHaven Continuous Commodity Index Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of GreenHaven Continuous Commodity Index Fund and subsidiary as of and for the year ended December 31, 2013, and our report dated March 4, 2014 expressed an unqualified opinion on those financial statements.

 /s/ GRANT THORNTON LLP

Atlanta, Georgia

March 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of

GreenHaven Continuous Commodity Index Master Fund:

We have audited the internal control over financial reporting of GreenHaven Continuous Commodity Index Master Fund as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GreenHaven Continuous Commodity Index Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on GreenHaven Continuous Commodity Index Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, GreenHaven Continuous Commodity Index Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of GreenHaven Continuous Commodity Index Master Fund as of and for the year ended December 31, 2013, and our report dated March 4, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 4, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of directors and executive officers of the Managing Owner are as follows:

Name	Age	Position
Ashmead Pringle	67	Chief Executive Officer and Member of the Board of Directors
Cooper Anderson	34	Chief Financial Officer and Member of the Board of Directors
TJ Mangold	62	Independent Director, Audit Committee Member
Steve O’Grady	66	Independent Director, Audit Committee Member
Cengiz Searfoss	44	Independent Director, Audit Committee Member

Mr. Ashmead Pringle and Mr. Cooper Anderson serve as executive officers of the Managing Owner. Mr. TJ Mangold is the Audit Committee Chair. The Fund has no executive officers. Its affairs are managed by the Managing Owner. The following individuals serve as Management & Directors of the Managing Owner.

Principals and Key Employees. Ashmead Pringle and Cooper Anderson serve as the chief decision makers of the Managing Owner.

Ashmead Pringle, 67, Chief Executive Officer
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

Cooper Anderson, 34, Chief Financial Officer and Manager of Operations
Mr. Anderson is the Manager of Operations for the Managing Owner and is responsible for daily futures trading, cash flow management, treasury portfolio management, and quantitative analysis for the GreenHaven Continuous Commodity Index Fund.  Prior to joining GreenHaven LLC, in April of 2007, Mr. Anderson worked from December of 2002 until March of 2006 as an analyst in Institutional Equity Sales and Trading for Credit Suisse Securities USA LLC, a securities broker dealer and investment bank based in Zurich, Switzerland. At Credit Suisse Securities USA LLC, Mr. Anderson served as a brokerage sales person covering the major financial institutions in the Southeastern United States and the Caribbean. Between March of 2006 and April of 2007, Mr. Anderson took time off from work. He has passed the Level 3 CFA® exam and has a B.B.A. in Finance from the University of Georgia. Mr. Anderson became a registered Associated Person on May 29, 2007 with GreenHaven LLC and registered Associated Person and as listed Principal of the Managing Owner on November 30, 2009.  The registration associated with GreenHaven, LLC became inactive as of February 2, 2011.

Scott Glasing, 51, Trader
Mr. Glasing is a trader for the Managing Owner and is responsible for daily futures trading. Mr. Glasing has held this position since November of 2006. Mr. Glasing has an expertise, concentrated in trading, back office operations and compliance. A native of Chicago, his fields of interest include finance, economics, and hedging. Mr. Glasing has worked for Grain Service Corporation, Inc. since 1998. Mr. Glasing became a registered Associated Person on November 15, 2006 and listed Principal of the Managing Owner on November 30, 2009. He became a registered Associated Person of GreenHaven, LLC on September 14, 2006. He became an Associated Person of Grain Service Corporation, Inc. on February 9, 1998 and was listed as a principal of Grain Service Corporation, Inc. on March 26, 1998.

None of Mr. Pringle, Mr. Anderson, or Mr. Glasing receives a salary directly from the Master Fund or the Fund as a result of serving in any capacity. However, a portion the Management Fee that is received for the services provided by the Managing Owner may be used for payment of compensation to such individuals.

The following individuals serve as Independent Directors of the Managing Owner.

Thomas J Mangold spent thirty seven years in public accounting with PricewaterhouseCoopers LLP (PwC), serving national and international public and private clients.  He has extensive experience in providing financial reporting, accounting, internal control and mergers and acquisitions expertise.  He also served in various leadership roles for PwC including leading its Information and Communication practice and as a member of the firm’s U.S. Extended Leadership Team.  Mr. Mangold is a certified public accountant and holds a bachelor’s degree in accounting from the University of Cincinnati.

Stephen O’Grady has more than thirty nine years experience in the financial services sector, most recently as part of GFI Group where he helped start the company’s ETF division.  Prior to GFI, Mr. O’Grady spent seven years as a partner at Kellogg Capital Group, and for six years served as a Senior Vice President and Floor Manager for ABN-AMRO on the American Stock Exchange.  Mr. O’Grady was also President for SOG, Inc, a New York Stock Exchange options brokerage firm.  He was co-founder and President of Labranche Futures, and a partner at the New York Futures Exchange.  Mr. O’Grady started his career in the municipal bond markets, serving as Vice President and Head of Municipal Bond Trading and Underwriting at Chemical Bank, and as an employee in the Municipal Bond Department of Bankers Trust Company.  Mr. O’Grady holds a Masters of Business Administration from Harvard Business School and a Bachelors of Arts Degree in Economics from Williams College.

Cengiz Searfoss is a Senior Director of Corporate Finance at Aetna Inc.  He serves as Managing Director of DCS Capital, a US hedge fund, and previously was a Partner at West Broadway Partners, a multi-strategy hedge fund. Prior to his position at West Broadway Partners, he was a Financial Analyst at Goldman, Sachs and Company, and began his career as an Auditor at KPMG Peat Marwick, where he qualified as a Certified Public Accountant.  He received his BBA in Accountancy from the University of Notre Dame.

Audit Committee
The Managing Owner has an audit committee which is made up of the three independent directors, TJ Mangold, Stephen O’Grady, and Cengiz Searfoss. Mr. Mangold is the Chair of the Audit Committee.  The audit committee is governed by an audit committee charter that is posted on the Fund’s website. The Board considers TJ Mangold to be an “Audit Committee Financial Expert” as such term is referenced in Item 407(d)(5) of Regulation S-K. The Board also believes that Messrs, O’Grady and Searfoss are able to read and understand financial statements and meet the financial sophistication requirements of the NYSE Arca and applicable FINRA rules as they relate to audit committees.

As of December 31, 2013, none of either Mr. Pringle, Mr. Anderson, Mr. Glasing or any Director owned any Shares, and the Managing Owner owned fifty (50) Shares.

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

Executive Compensation

The Fund has no employees, officers or directors and is managed by GreenHaven Commodity Services LLC. None of the directors or officers of GreenHaven Commodity Services LLC receive compensation from the Fund. GreenHaven Commodity Services LLC receives a monthly management fee of 1/12 of 0.85% (0.85% annually) of the average daily net assets of the Fund during the preceding month.  During 2013, 2012, and 2011, the Fund incurred management fees of $3,500,487, $4,637,997, and $5,895,201, respectively.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	GreenHaven Commodity Services LLC c/o GreenHaven Commodity Services LLC 3340 Peachtree Rd, Suite 1910 Atlanta, GA 30326	50 shares	100%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following table sets forth compensation earned from the Managing Owner during the year ended December 31, 2013, by the Directors of the Managing Owner.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation		Total
Independent Directors
Michael Loungo*	$5,000	NA	NA	NA	$ NA	$	NA	$5,000
Thomas Mangold	$21,000	NA	NA	NA	$ NA	$	NA	$21,000
Stephen O’Grady	$15,000	NA	NA	NA	$ NA	$	NA	$15,000
Cengiz Searfoss	$15,000	NA	NA	NA	$ NA	$	NA	$15,000

 *This compensation was for services performed in 2012. Michael Loungo stepped down as a member of the audit committee for the Managing Owner on December 19, 2012.
81

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by Grant Thornton, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Audit Fees	$155,000	$151,000
Audit-Related Fees
Tax Fees
All Other Fees	12,000
Total	$167,000	$151,000

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

(a)(1) Financial Statements

See financial statements commencing on page 47 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

EXHIBIT NO.	DESCRIPTION
4.1	Amended Declaration of Trust and Trust Agreement of the Registrant1

4.2	Amended Declaration of Trust and Trust Agreement of the Co-Registrant1

4.3	Form of Participant Agreement2

10.1	Form of Escrow Agreement3

1 Previously filed as an exhibit to Form S-1 on November 3, 2006 and incorporated herein by reference.
2 Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1 on October 2, 2007 and incorporated herein by reference.

3 Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1 on August 1, 2007 and incorporated herein by reference.

10.2	Form of Global Custody Agreement3

10.3	Form of Administration Agreement4

10.4	Form of Transfer Agency and Service Agreement3

10.5	Form of Distribution Services Agreement4

10.6 10.7 10.9 10.10 10.11 10.12 10.13 10.14 10.15 10.16 10.17 10.18 10.19
Marketing Agreement with ALPS Distributors, Inc4
License Agreement1
Addendum to License Agreement5
Addendum to License Agreement6
Addendum to License Agreement7
Addendum to License Agreement8
Amendment to Marketing Services Agreement9
Amendment to Marketing Services Agreement10
Amendment to Marketing Services Agreement11
Amendment to Marketing Services Agreement13
Amendment to Distribution Agreement9
Amendment to Distribution Agreement14
Addendum to License Agreement12

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31.2	Certificate Pursuant to Rule 13a-14(a) under the Securities Exhange Act of 1934 (filed herewith)
31.3	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31.4	Certificate Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (filed herewith)
32.1	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.3	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.4	Certificate Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1 99.2
Prospectus filed by the registrant on January 13, 2011 pursuant to Rule 424(b)(3) of the Securities Act (File No.333-170917)
Prospectus filed by the registrant on September 13, 2013 on Form S-3/A (File No. 333-170917)

4 Previously filed as an exhibit to Form 8-K on January 14, 2008 and incorporated herein by reference.
5 Previously filed as an exhibit to Form 8-K on March 6, 2009 and incorporated herein by reference.
6 Previously filed as an exhibit to Form 8-K on October 1, 2009 and incorporated herein by reference.
7 Previously filed as an exhibit to Form 8-K on October 14, 2010 and incorporated herein by reference.
8 Previously filed as an exhibit to Form 8-K on October 6, 2011 and incorporated herein by reference.
9 Previously filed as an exhibit to Form 8-K on May 1, 2009 and incorporated herein by reference.
10 Previously filed as an exhibit to Form 8-K on May 19, 2009 and incorporated herein by reference.
11 Previously filed as an exhibit to Form 8-K on August 16, 2010 and incorporated herein by reference.
12 Previously filed as an exhibit to Form 8-K on March 3, 2012 and incorporated herein by reference.
13 Previously filed as an exhibit to Form 8-K on January 22, 2014 and incorporated herein by reference.
14 Previously filed as an exhibit to Form 8-K on January 22, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund

By:	GreenHaven Commodity Services LLC,
its Managing Owner

By:	/s/ Ashmead Pringle
Name:	Ashmead Pringle
Title:	Director and Chief Executive Officer

Dated: March 4, 2014	By:	/s/ Cooper Anderson
	Name:	Cooper Anderson
	Title:	Chief Operating Officer (principal financial officer)

GreenHaven Continuous Commodity Index Master Fund

By:	GreenHaven Commodity Services LLC,
its Managing Owner

By:	/s/ Ashmead Pringle
Name:	Ashmead Pringle
Title:	Director and Chief Executive Officer

Dated: March 4, 2014	By:	/s/ Cooper Anderson
	Name:	Cooper Anderson
	Title:	Chief Operating Officer (principal financial officer)

