Form 10-Q
period 2014-03-31
GreenHaven Continuous Commodity Index Fund; GreenHaven Continuous Commodity Index Master Fund
filed 2014-05-07
CIK 1379606, 1379527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  March 31, 2014,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to

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

Indicate the number of outstanding Limited Shares as of March 31, 2014: 12,350,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION		3

ITEM 1. FINANCIAL STATEMENTS		3

GreenHaven Continuous Commodity Index Fund Financial Statements
Consolidated Statements of Financial Condition at March 31, 2014 (unaudited) and December 31, 2013		3
Unaudited Consolidated Schedule of Investments at March 31, 2014		4
Consolidated Schedule of Investments at December 31, 2013		5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended March 31, 2014 and 2013		6
Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2014		7
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013		8

GreenHaven Continuous Commodity Index Master Fund Financial Statements
Statements of Financial Condition at March 31, 2014 (unaudited) and December 31, 2013		9
Unaudited Schedule of Investments at March 31, 2014		10
Schedule of Investments at December 31, 2013		11
Unaudited Statements of Income and Expenses for the Three Months Ended March 31, 2014 and 2013		12
Unaudited Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2014		13
Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013		14
Notes to Consolidated Unaudited Financial Statements		15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS		23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK		29

ITEM 4. CONTROLS AND PROCEDURES		31

PART II. OTHER INFORMATION		33

ITEM 1.	Legal Proceedings	33
ITEM 1A.	Risk Factors	33
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3.	Defaults Upon Senior Securities	33
ITEM 4.	Reserved	33
ITEM 5.	Other Information	33
ITEM 6.	Exhibits	34

SIGNATURES		35

EXHIBIT INDEX		36
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-31.3 SECTION 302 CERTIFICATION OF CFO
EX-31.4 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CEO
EX-32.3 SECTION 906 CERTIFICATION OF CFO
EX-32.4 SECTION 906 CERTIFICATION OF CFO

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
March 31, 2014 (unaudited) and December 31, 2013

	March 31, 2014	December 31,
	(unaudited)	2013
Assets
Equity in broker trading accounts:
Short-term investments (cost $199,993,472 and $199,996,365 as of March 31, 2014 and December 31, 2013, respectively)	$199,997,600	$199,998,800
Cash held by broker	134,973,068	124,417,599
Net unrealized appreciation (depreciation) on futures contracts	17,908,868	(4,055,188)
Total assets	$352,879,536	$320,361,211

Liabilities and shareholders’ equity
Capital shares payable	$4,228,931	$—
Management fee payable to related party	253,628	241,143
Accrued brokerage fees and expenses payable	213,573	127,484
Total liabilities	4,696,132	368,627

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(90)	(215)
Total General Units	1,410	1,285
Limited Units:
Paid in capital - 12,350,000 and 12,450,000 redeemable shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	363,158,975	364,838,413
Accumulated deficit	(14,976,981)	(44,847,114)

Total Limited Units	348,181,994	319,991,299

Total shareholders’ equity	348,183,404	319,992,584
Total liabilities and shareholders’ equity	$352,879,536	$320,361,211

Net asset value per share

General Units	$28.20	$25.70

Limited Units	$28.19	$25.70

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
March 31, 2014

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.05% due April 03, 2014	14.36%	$50,000,000	$50,000,000
U.S. Treasury Bills, 0.06% due April 17, 2014	14.36	49,999,500	50,000,000
U.S. Treasury Bills, 0.02% due May 01, 2014	14.36	49,999,200	50,000,000
U.S. Treasury Bills, 0.05% due May 29, 2014	14.36	49,998,900	50,000,000
Total U.S. Treasury Obligations (cost $199,993,472)	57.44%	$199,997,600	$200,000,000

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (229 contracts, settlement date September 15, 2014)	0.01%	$35,560	$6,817,330
Cocoa (229 contracts, settlement date July 16, 2014)	0.13	452,890	6,796,720
Cocoa (230 contracts, settlement date May 14, 2014)	0.13	444,960	6,796,500
Coffee (101 contracts, settlement date September 18, 2014)	0.26	916,631	6,895,144
Coffee (101 contracts, settlement date July 21, 2014)	0.47	1,624,800	6,817,500
Coffee (101 contracts, settlement date May 19, 2014)	0.42	1,474,481	6,737,963
Copper (90 contracts, settlement date September 26, 2014)	(0.11)	(396,313)	6,809,625
Copper (90 contracts, settlement date July 29, 2014)	(0.13)	(442,050)	6,799,500
Copper (90 contracts, settlement date May 28, 2014)	(0.14)	(480,675)	6,807,375
Corn (271 contracts, settlement date September 12, 2014)	0.18	632,625	6,802,100
Corn (271 contracts, settlement date July 14, 2014)	0.22	762,075	6,866,462
Corn (271 contracts, settlement date May 14, 2014)	0.14	471,538	6,802,100
Cotton (219 contracts, settlement date July 09, 2014)	0.28	980,725	10,243,725
Cotton (219 contracts, settlement date May 07, 2014)	0.21	740,715	10,240,440
Gold (79 contracts, settlement date August 27, 2014)	0.03	116,110	10,144,390
Gold (80 contracts, settlement date June 26, 2014)	(0.03)	(102,420)	10,270,400
Lean Hogs (85 contracts, settlement date October 14, 2014)	0.11	388,890	3,498,600
Lean Hogs (85 contracts, settlement date August 14, 2014)	0.23	819,120	4,201,550
Lean Hogs (85 contracts, settlement date July 15, 2014)	0.23	809,780	4,207,500
Lean Hogs (84 contracts, settlement date June 13, 2014)	0.23	806,800	4,273,080
Lean Hogs (85 contracts, settlement date April 14, 2014)	0.34	1,201,320	4,284,000
Light, Sweet Crude Oil (41 contracts, settlement date August 20, 2014)	0.02	83,870	4,017,590
Light, Sweet Crude Oil (41 contracts, settlement date July 22, 2014)	0.03	89,660	4,056,950
Light, Sweet Crude Oil (41 contracts, settlement date June 20, 2014)	0.09	303,000	4,095,900
Light, Sweet Crude Oil (41 contracts, settlement date May 20, 2014)	0.07	238,000	4,133,620
Light, Sweet Crude Oil (41 contracts, settlement date April 22, 2014)	0.07	236,110	4,164,780
Live Cattle (124 contracts, settlement date October 31, 2014)	0.06	212,920	6,886,960
Live Cattle (125 contracts, settlement date August 29, 2014)	0.08	283,560	6,727,500
Live Cattle (124 contracts, settlement date June 30, 2014)	0.11	393,510	6,820,000
Natural Gas (93 contracts, settlement date August 27, 2014)	(0.03)	(110,150)	4,110,600
Natural Gas (92 contracts, settlement date July 29, 2014)	(0.03)	(115,510)	4,086,640
Natural Gas (92 contracts, settlement date June 26, 2014)	0.06	215,110	4,088,480
Natural Gas (93 contracts, settlement date May 28, 2014)	0.10	342,220	4,095,720
Natural Gas (93 contracts, settlement date April 28, 2014)	0.09	312,790	4,065,030
NY Harbor ULSD (34 contracts, settlement date August 29, 2014)*	(0.01)	(40,438)	4,174,330
NY Harbor ULSD (33 contracts, settlement date July 31, 2014)*	(0.01)	(43,126)	4,051,694
NY Harbor ULSD (34 contracts, settlement date June 30, 2014)*	0.01	23,541	4,174,615
NY Harbor ULSD (33 contracts, settlement date May 30, 2014)*	0.02	56,444	4,052,941
NY Harbor ULSD (33 contracts, settlement date April 30, 2014)*	0.02	56,582	4,060,703
Platinum (144 contracts, settlement date October 29, 2014)	0.01	39,685	10,241,280
Platinum (144 contracts, settlement date July 29, 2014)	(0.01)	(45,415)	10,229,760
Silver (69 contracts, settlement date September 26, 2014)	(0.09)	(295,360)	6,836,865
Silver (69 contracts, settlement date July 29, 2014)	(0.10)	(363,520)	6,827,205
Silver (69 contracts, settlement date May 28, 2014)	(0.12)	(404,560)	6,814,440
Soybean (96 contracts, settlement date August 14, 2014)	0.17	603,563	6,532,800
Soybean (96 contracts, settlement date July 14, 2014)	0.22	776,250	6,861,600
Soybean (96 contracts, settlement date May 14, 2014)	0.24	830,875	7,027,200
Soybean Oil (169 contracts, settlement date October 14, 2014)	0.00 **	15,894	4,033,692
Soybean Oil (169 contracts, settlement date September 12, 2014)	0.01	30,120	4,080,336
Soybean Oil (169 contracts, settlement date August 14, 2014)	0.04	138,228	4,106,700
Soybean Oil (170 contracts, settlement date July 14, 2014)	(0.03)	(112,236)	4,144,260
Soybean Oil (169 contracts, settlement date May 14, 2014)	(0.02)	(84,510)	4,098,588
Sugar (335 contracts, settlement date September 30, 2014)	0.18	616,392	6,959,960
Sugar (335 contracts, settlement date June 30, 2014)	0.08	274,310	6,802,376
Sugar (335 contracts, settlement date April 30, 2014)	0.06	205,621	6,667,304
Wheat (194 contracts, settlement date September 12, 2014)	0.26	909,600	6,874,875
Wheat (194 contracts, settlement date July 14, 2014)	0.15	527,388	6,804,550
Wheat (195 contracts, settlement date May 14, 2014)	0.13	450,888	6,798,187

Net Unrealized Appreciation on Futures Contracts	5.14%	$17,908,868	$347,718,035

*	The CME Group changed specifications and the name of Heating Oil futures to ‘NY Harbor ULSD’ in May 2013
**	Denotes greater than 0.000% yet less than 0.005%

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

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended March 31, 2014 and 2013

	2014	2013
Income
Interest Income	$10,011	$84,009

Expenses
Management fee to related party	690,079	998,920
Brokerage fees and expenses	162,372	235,040
Total expenses	852,451	1,233,960
Net Investment Loss	(842,440)	(1,149,951)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Futures Contracts	8,746,949	(4,444,555)
Net Realized Gain (Loss)	8,746,949	(4,444,555)
Net Change in Unrealized Gain (Loss) on
Investments	1,693	(6,287)
Futures Contracts	21,964,056	(4,240,161)
Net Change in Unrealized Gain (Loss)	21,965,749	(4,246,448)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	30,712,698	(8,691,003)

Net Gain (Loss)	$29,870,258	$(9,840,954)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2014

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 1, 2014	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Limited Units	—	—	—	—	600,000	16,702,869	—	16,702,869	16,702,869
Redemption of Limited Units	—	—	—	—	(700,000)	(18,382,307)	—	(18,382,307)	(18,382,307)
Net Gain:
Net Investment Loss	—	—	(4)	(4)	—	—	(842,436)	(842,436)	(842,440)
Net Realized Gain on Investments and Futures Contracts	—	—	36	36	—	—	8,746,913	8,746,913	8,746,949
Net Change in Unrealized Gain on Investments and Futures Contracts	—	—	93	93	—	—	21,965,656	21,965,656	21,965,749
Net Gain	—	—	125	125	—	—	29,870,133	29,870,133	29,870,258
Balance at March 31, 2014	50	$1,500	$(90)	$1,410	12,350,000	$363,158,975	$(14,976,981)	$348,181,994	$348,183,404

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013

	2014	2013

Cash flow from operating activities:
Net Gain (Loss)	$29,870,258	$(9,840,954)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Purchase of investment securities	(199,987,096)	(459,917,438)
Proceeds from sales of investment securities	200,000,000	470,000,000
Net accretion of discount	(10,011)	(84,009)
Unrealized (appreciation) depreciation on investments	(21,965,749)	4,246,448
Increase (decrease) in accrued expenses	98,574	(180,749)
Net cash provided by operating activities	8,005,976	4,223,298

Cash flows from financing activities:
Proceeds from creation of Limited Units	16,702,869	25,704,700
Redemption of Limited Units	(18,382,307)	(10,105,170)
Increase (decrease) in capital shares payable	4,228,931	(4,327,722)
Net cash provided by financing activities	2,549,493	11,271,808

Net change in cash	10,555,469	15,495,106
Cash held by broker at beginning of period	124,417,599	22,210,626
Cash held by broker at end of period	$134,973,068	$37,705,732

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
March 31, 2014 (unaudited) and December 31, 2013

	March 31, 2014	December 31,
	(unaudited)	2013
Assets
Equity in broker trading accounts:
Short-term investments (cost $199,993,472 and $199,996,365 as of March 31, 2014 and December 31, 2013, respectively)	$199,997,600	$199,998,800
Cash held by broker	134,973,068	124,417,599
Net unrealized appreciation (depreciation) on futures contracts	17,908,868	(4,055,188)
Total assets	$352,879,536	$320,361,211

Liabilities and shareholders’ equity
Capital shares payable	$4,228,931	$—
Management fee payable to related party	253,628	241,143
Accrued brokerage fees and expenses payable	213,573	127,484
Total liabilities	4,696,132	368,627

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(90)	(215)
Total General Units	1,410	1,285
Limited Units:
Paid in capital - 12,350,000 and 12,450,000 redeemable shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	363,158,975	364,838,413
Accumulated deficit	(14,976,981)	(44,847,114)

Total Limited Units	348,181,994	319,991,299

Total shareholders’ equity	348,183,404	319,992,584
Total liabilities and shareholders’ equity	$352,879,536	$320,361,211

Net asset value per share

General Units	$28.20	$25.70

Limited Units	$28.19	$25.70

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
March 31, 2014

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.05% due April 03, 2014	14.36%	$50,000,000	$50,000,000
U.S. Treasury Bills, 0.06% due April 17, 2014	14.36	49,999,500	50,000,000
U.S. Treasury Bills, 0.02% due May 01, 2014	14.36	49,999,200	50,000,000
U.S. Treasury Bills, 0.05% due May 29, 2014	14.36	49,998,900	50,000,000
Total U.S. Treasury Obligations (cost $199,993,472)	57.44%	$199,997,600	$200,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (229 contracts, settlement date September 15, 2014)	0.01%	$35,560	$6,817,330
Cocoa (229 contracts, settlement date July 16, 2014)	0.13	452,890	6,796,720
Cocoa (230 contracts, settlement date May 14, 2014)	0.13	444,960	6,796,500
Coffee (101 contracts, settlement date September 18, 2014)	0.26	916,631	6,895,144
Coffee (101 contracts, settlement date July 21, 2014)	0.47	1,624,800	6,817,500
Coffee (101 contracts, settlement date May 19, 2014)	0.42	1,474,481	6,737,963
Copper (90 contracts, settlement date September 26, 2014)	(0.11)	(396,313)	6,809,625
Copper (90 contracts, settlement date July 29, 2014)	(0.13)	(442,050)	6,799,500
Copper (90 contracts, settlement date May 28, 2014)	(0.14)	(480,675)	6,807,375
Corn (271 contracts, settlement date September 12, 2014)	0.18	632,625	6,802,100
Corn (271 contracts, settlement date July 14, 2014)	0.22	762,075	6,866,462
Corn (271 contracts, settlement date May 14, 2014)	0.14	471,538	6,802,100
Cotton (219 contracts, settlement date July 09, 2014)	0.28	980,725	10,243,725
Cotton (219 contracts, settlement date May 07, 2014)	0.21	740,715	10,240,440
Gold (79 contracts, settlement date August 27, 2014)	0.03	116,110	10,144,390
Gold (80 contracts, settlement date June 26, 2014)	(0.03)	(102,420)	10,270,400
Lean Hogs (85 contracts, settlement date October 14, 2014)	0.11	388,890	3,498,600
Lean Hogs (85 contracts, settlement date August 14, 2014)	0.23	819,120	4,201,550
Lean Hogs (85 contracts, settlement date July 15, 2014)	0.23	809,780	4,207,500
Lean Hogs (84 contracts, settlement date June 13, 2014)	0.23	806,800	4,273,080
Lean Hogs (85 contracts, settlement date April 14, 2014)	0.34	1,201,320	4,284,000
Light, Sweet Crude Oil (41 contracts, settlement date August 20, 2014)	0.02	83,870	4,017,590
Light, Sweet Crude Oil (41 contracts, settlement date July 22, 2014)	0.03	89,660	4,056,950
Light, Sweet Crude Oil (41 contracts, settlement date June 20, 2014)	0.09	303,000	4,095,900
Light, Sweet Crude Oil (41 contracts, settlement date May 20, 2014)	0.07	238,000	4,133,620
Light, Sweet Crude Oil (41 contracts, settlement date April 22, 2014)	0.07	236,110	4,164,780
Live Cattle (124 contracts, settlement date October 31, 2014)	0.06	212,920	6,886,960
Live Cattle (125 contracts, settlement date August 29, 2014)	0.08	283,560	6,727,500
Live Cattle (124 contracts, settlement date June 30, 2014)	0.11	393,510	6,820,000
Natural Gas (93 contracts, settlement date August 27, 2014)	(0.03)	(110,150)	4,110,600
Natural Gas (92 contracts, settlement date July 29, 2014)	(0.03)	(115,510)	4,086,640
Natural Gas (92 contracts, settlement date June 26, 2014)	0.06	215,110	4,088,480
Natural Gas (93 contracts, settlement date May 28, 2014)	0.10	342,220	4,095,720
Natural Gas (93 contracts, settlement date April 28, 2014)	0.09	312,790	4,065,030
NY Harbor ULSD (34 contracts, settlement date August 29, 2014)*	(0.01)	(40,438)	4,174,330
NY Harbor ULSD (33 contracts, settlement date July 31, 2014)*	(0.01)	(43,126)	4,051,694
NY Harbor ULSD (34 contracts, settlement date June 30, 2014)*	0.01	23,541	4,174,615
NY Harbor ULSD (33 contracts, settlement date May 30, 2014)*	0.02	56,444	4,052,941
NY Harbor ULSD (33 contracts, settlement date April 30, 2014)*	0.02	56,582	4,060,703
Platinum (144 contracts, settlement date October 29, 2014)	0.01	39,685	10,241,280
Platinum (144 contracts, settlement date July 29, 2014)	(0.01)	(45,415)	10,229,760
Silver (69 contracts, settlement date September 26, 2014)	(0.09)	(295,360)	6,836,865
Silver (69 contracts, settlement date July 29, 2014)	(0.10)	(363,520)	6,827,205
Silver (69 contracts, settlement date May 28, 2014)	(0.12)	(404,560)	6,814,440
Soybean (96 contracts, settlement date August 14, 2014)	0.17	603,563	6,532,800
Soybean (96 contracts, settlement date July 14, 2014)	0.22	776,250	6,861,600
Soybean (96 contracts, settlement date May 14, 2014)	0.24	830,875	7,027,200
Soybean Oil (169 contracts, settlement date October 14, 2014)	0.00 **	15,894	4,033,692
Soybean Oil (169 contracts, settlement date September 12, 2014)	0.01	30,120	4,080,336
Soybean Oil (169 contracts, settlement date August 14, 2014)	0.04	138,228	4,106,700
Soybean Oil (170 contracts, settlement date July 14, 2014)	(0.03)	(112,236)	4,144,260
Soybean Oil (169 contracts, settlement date May 14, 2014)	(0.02)	(84,510)	4,098,588
Sugar (335 contracts, settlement date September 30, 2014)	0.18	616,392	6,959,960
Sugar (335 contracts, settlement date June 30, 2014)	0.08	274,310	6,802,376
Sugar (335 contracts, settlement date April 30, 2014)	0.06	205,621	6,667,304
Wheat (194 contracts, settlement date September 12, 2014)	0.26	909,600	6,874,875
Wheat (194 contracts, settlement date July 14, 2014)	0.15	527,388	6,804,550
Wheat (195 contracts, settlement date May 14, 2014)	0.13	450,888	6,798,187
Net Unrealized Appreciation on Futures Contracts	5.14%	$17,908,868	$347,718,035

*	The CME Group changed specifications and the name of Heating Oil futures to ‘NY Harbor ULSD’ in May 2013
**	Denotes greater than 0.000% yet less than 0.005%

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

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended March 31, 2014 and 2013

	2014	2013
Income
Interest Income	$10,011	$84,009

Expenses
Management fee to related party	690,079	998,920
Brokerage fees and expenses	162,372	235,040
Total expenses	852,451	1,233,960
Net Investment Loss	(842,440)	(1,149,951)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Futures Contracts	8,746,949	(4,444,555)
Net Realized Gain (Loss)	8,746,949	(4,444,555)
Net Change in Unrealized Gain (Loss) on
Investments	1,693	(6,287)
Futures Contracts	21,964,056	(4,240,161)
Net Change in Unrealized Gain (Loss)	21,965,749	(4,246,448)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	30,712,698	(8,691,003)

Net Gain (Loss)	$29,870,258	$(9,840,954)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statement of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2014

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 1, 2014	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Limited Units	—	—	—	—	600,000	16,702,869	—	16,702,869	16,702,869
Redemption of Limited Units	—	—	—	—	(700,000)	(18,382,307)	—	(18,382,307)	(18,382,307)
Net Gain:
Net Investment Loss	—	—	(4)	(4)	—	—	(842,436)	(842,436)	(842,440)
Net Realized Gain on Investments and Futures Contracts	—	—	36	36	—	—	8,746,913	8,746,913	8,746,949
Net Change in Unrealized Gain on Investments and Futures Contracts	—	—	93	93	—	—	21,965,656	21,965,656	21,965,749
Net Gain	—	—	125	125	—	—	29,870,133	29,870,133	29,870,258
Balance at March 31, 2014	50	$1,500	$(90)	$1,410	12,350,000	$363,158,975	$(14,976,981)	$348,181,994	$348,183,404

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Three Months Ended March 31, 2014 and 2013

	2014	2013

Cash flow from operating activities:
Net Gain (Loss)	$29,870,258	$(9,840,954)
Adjustments to reconcile net gain (loss) to net cash provided by operating activities:
Purchase of investment securities	(199,987,096)	(459,917,438)
Proceeds from sales of investment securities	200,000,000	470,000,000
Net accretion of discount	(10,011)	(84,009)
Unrealized (appreciation) depreciation on investments	(21,965,749)	4,246,448
Increase (decrease) in accrued expenses	98,574	(180,749)
Net cash provided by operating activities	8,005,976	4,223,298

Cash flows from financing activities:
Proceeds from creation of Limited Units	16,702,869	25,704,700
Redemption of Limited Units	(18,382,307)	(10,105,170)
Increase (decrease) in capital shares payable	4,228,931	(4,327,722)
Net cash provided by financing activities	2,549,493	11,271,808

Net change in cash	10,555,469	15,495,106
Cash held by broker at beginning of period	124,417,599	22,210,626
Cash held by broker at end of period	$134,973,068	$37,705,732

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
GreenHaven Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
March 31, 2014

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

The proceeds from the offering of Shares are invested in the Master Fund (See Note 7 for details of the procedures for creation and redemption of Shares in the Fund). The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Equal Weight Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities and other high credit quality short term fixed income securities for deposit with the Master Fund’s commodity broker as margin. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca.

The Index is intended to reflect the performance of certain commodities. The commodities comprising the Index (the “Index Commodities”) are: corn, soybeans, soybean oil, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, platinum, crude oil, heating oil, and natural gas.

The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each.

The Managing Owner, the Fund and the Master Fund will retain the services of third party service providers to the extent necessary to operate the ongoing operations of the Fund and the Master Fund. (See Note (2)).

Unaudited Interim Financial Information
The financial statements as of March 31, 2014 and for the three-months ended March 31, 2014 and 2013    included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

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

(b) Recently Issued Accounting Standards

No recently promulgated accounting standards are expected to have an effect on the Fund’s financial statements.

(c) Cash Held by Broker

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

(d) United States Treasury Obligations

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

(e) Income Taxes

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

(f) Futures Contracts

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

(g) Basis of Presentation and Consolidation

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

(i) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, March 31, 2014 and when the financial statements were issued.

During that period, 300,000 Limited Shares were created and 0 Limited Shares were redeemed resulting in 12,650,000 Limited Shares outstanding.

Other than these events, the evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

(4) Fair Value Measurements

The existing guidance for fair value measurements establishes the authoritative definition for fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy based upon observable and unobservable inputs as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 — inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — unobservable inputs for the asset or liability.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of March 31, 2014, classified according to the levels used to value them, is as follows:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
U.S. Treasuries	$-	$199,997,600	$-	$199,997,600
Futures Contracts	17,908,868	-	-	17,908,868
Total	$17,908,868	$199,997,600	$-	$217,906,468

There were no transfers between Level 1 and Level 2 for the Fund during the three months ended March 31, 2014. The Fund did not hold any Level 3 securities during the three months ended March 31, 2014.

A summary of the Fund’s assets and liabilities at fair value as of December 31, 2013, classified according to the levels used to value them, are as follows:

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2014, the Fund invested in futures contracts.

At March 31, 2014, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$17,908,868	$-	$17,908,868

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the three months ended March 31, 2014:

Derivative Instruments	Realized Gain on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$8,746,949	$21,964,056

At December 31, 2013, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(4,055,188)	$-	$(4,055,188)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the three months ended March 31, 2013:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized loss on Derivative Instruments
Futures Contracts	$(4,444,555)	$(4,240,161)

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

(7) Creation and Redemption of Shares from the Fund

As described in the Fund’s Prospectus, the creation and redemption procedures allow only Authorized Participants to create and redeem Shares directly from the Fund. Proceeds from sales of shares of the Fund are invested directly in the Master Fund. Retail investors seeking to purchase or sell Shares on any day are expected to effect such transactions in the secondary market, on the NYSE-Arca, at the market price per Share, rather than in connection with the creation or redemption of Baskets.

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Equal Weight Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the three-month periods ended March 31, 2014 and 2013 were $690,079 and $998,920, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Managing Owner currently does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Fund is responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.20% of the net asset value of the Master Fund in any year, although the actual amount of such fees and expenses in any year may be greater. The Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.20% per annum in the aggregate. Of the amounts so accrued, the Fund first pays brokerage fees, and secondly from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s routine operational, administrative, and other ordinary expenses paid by the Managing Owner.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three-month periods ended March 31, 2014 and 2013 were $162,372 and $235,040, respectively.

(d) Unusual Fees and Expenses

The Fund will pay all its unusual fees and expenses, if any. Such unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. There have been no unusual fees or expenses since the Fund commenced investment operations on January 23, 2008.

(9) Termination

The term of the Fund is perpetual,  unless terminated earlier in certain circumstances as defined in the Trust Agreement.

(10) Profit and Loss Allocations and Distributions

The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective capital balances of the Shareholders.

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of March 31, 2014, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month periods ended March 31, 2014 and 2013. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Asset Value
Net asset value per Limited Share, beginning of period	$25.70	$28.85
Net realized and change in unrealized gain (loss) from investments	2.56	(0.52)
Net investment loss on U.S. Treasury Obligations	(0.07)	(0.07)
Net increase (decrease) in net assets from operations	2.49	(0.59)
Net asset value per Limited Share, end of period	$28.19	$28.26
Market value per Limited Share, beginning of period	$25.74	$28.85
Market value per Limited Share, end of period	$28.18	$28.22

Ratio to average net assets (i)
Net investment loss	(1.04)%	(0.98)%
Total expenses	1.05%	1.05%

Total Return, at net asset value (ii)	9.69%	(2.05)%
Total Return, at market value (ii)	9.48%	(2.18)%

(i)  Percentages are annualized.
(ii) Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Capital Resources
The Fund had no commitments for capital expenditures as of March 31, 2014. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2014 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the Consolidated Schedule of Investments included herein. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM JANUARY 23, 2008 (COMMENCEMENT OF INVESTMENT OPERATIONS) TO MARCH 31, 2014

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

Performance Summary

Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
1/31/2009	$21.80	900,050	$19,621,090	-	-	-	-27.33%
2/28/2009	$20.87	950,050	$19,827,544	-4.27%	-	-4.27%	-30.43%
3/31/2009	$21.73	3,950,050	$85,834,587	4.12%	-	-0.32%	-27.57%
4/30/2009	$21.69	3,950,050	$85,676,585	-0.18%	-0.50%	-0.50%	-27.70%
5/30/2009	$24.21	5,000,050	$121,051,211	11.62%	16.00%	11.06%	-19.30%
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	4.27%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	7.52%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	6.38%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	9.59%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	14.40%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.68%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	20.28%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,550,301	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,683,342	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,833,324	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,796,308	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,673,292	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,966,285	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,854,294	0.66%	-1.07%	-10.33%	-13.77%
2/28/2014	$27.80	12,350,050	$343,331,390	7.46%	7.59%	-3.64%	-7.33%
3/31/2014	$28.19	12,350,050	$348,147,910	1.40%	9.69%	9.69%	-6.03%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return, or the “Index”, over time. For the three months ended March 31, 2014 and March 31, 2013, the Fund’s Net Asset Value underperformed the Index by 0.31% and 0.12%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Introduction

The Fund aims to track the Thomson Reuters Equal Weight Continuous Commodity Index, which consists of seventeen commodities and is rebalanced daily. Due to the rebalancing, the Fund on a given day holds an equal amount of each of the seventeen index components. Thus, the exposure of the Fund to a given component remains over time very close to 1/17, or 5.88%. Unless the Index Owner (Thomson Reuters) changes the construction of the Index, the Fund will maintain the same allocation to the same commodities. The value of the Shares relates directly to the value of the commodity futures and other assets held by the Master Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s portfolio of exchange-traded futures on the Index Commodities. The value of the Shares relate directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodities may fluctuate widely based on many factors. Some of those factors are:

●	Changing supply and demand relationships;

●	General economic activities and conditions;

●	Weather and other environmental conditions;

●	Acts of God;

●	Agricultural, fiscal, monetary and exchange control programs and policies of governments;

●	National and international political and economic events and policies;

●	Changes in rates of inflation; or

●	The general emotions and psychology of the marketplace, which at times can be volatile and unrelated to other more tangible factors.

●	Acts of international or domestic terrorism.

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

●	A sudden shift in political conditions of the world’s leading metal producers may have a negative effect on the global pricing of metals.

●	An increase in the hedging of precious metals may result in the price of precious metals to decline.

●	Changes in global supply and demand for industrial and precious metals.

●	The price and quantity of imports and exports of industrial and precious metals.

●	Technological advances in the processing and mining of industrial and precious metals.

●	Possible adverse effects on commodity markets from new regulations and required disclosures of public companies regarding “Conflict Minerals”.

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

The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of March 31, 2014 by market sector.
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

During the three months ended March 31, 2014, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2013, filed March 4, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended March 31, 2014, 700,000 Limited Shares were redeemed for $18,382,307 and 600,000 Limited Shares were created for $16,702,869. On March 31, 2014, 12,350,000 Limited Shares of the Fund were outstanding for a market capitalization of $348,023,000, based on March 31, 2014 closing price of $28.18  on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) by Authorized Participants for each month during the quarter ended March 31, 2014:

Issuer Purchases of Equity Securities
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Redeemed	Paid per Share	Programs	Programs
January 1, 2014 to January 31, 2014	550,000	$25.73	N/A	N/A
February 1, 2014 to February 28, 2014	-	$-	N/A	N/A
March 1, 2014 to March 31, 2014	150,000	$28.19	N/A	N/A
Total	700,000	$26.26

Item 3. Defaults Upon Senior Securities.
     None.

Item 4. Mine Safety Disclosures
     None.

Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit
Number	Description of Document

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: May 7, 2014	By:	/s/ Cooper Anderson Name: Cooper Anderson
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: May 7, 2014	By:	/s/ Cooper Anderson Name: Cooper Anderson
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

