Form 10-Q
period 2014-06-30
GreenHaven Continuous Commodity Index Fund; GreenHaven Continuous Commodity Index Master Fund
filed 2014-08-07
CIK 1379606, 1379527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014,
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

Indicate the number of outstanding Limited Shares as of June 30, 2014: 12,900,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
QUARTER ENDED JUNE 30, 2014

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GreenHaven Continuous Commodity Index Fund Financial Statements
Consolidated Statements of Financial Condition at June 30, 2014 (unaudited) and December 31, 2013	3
Unaudited Consolidated Schedule of Investments at June 30, 2014	4
Consolidated Schedule of Investments at December 31, 2013	5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended June 30, 2014 and 2013 and Six Months Ended June 30, 2014 and 2013	6
Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2014	7
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	8

GreenHaven Continuous Commodity Index Master Fund Financial Statements
Statements of Financial Condition at June 30, 2014 (unaudited) and December 31, 2013	9
Unaudited Schedule of Investments at June 30, 2014	10
Schedule of Investments at December 31, 2013	11
Unaudited Statements of Income and Expenses for the Three Months Ended June 30, 2014 and 2013 and Six Months Ended June 30, 2014 and 2013	12
Unaudited Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2014	13
Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	14

Notes to Unaudited Consolidated Financial Statements	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4. CONTROLS AND PROCEDURES	31

PART II. OTHER INFORMATION	33

ITEM 1. Legal Proceedings	33
ITEM 1A. Risk Factors	33
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3. Defaults Upon Senior Securities	33
ITEM 4. Reserved	33
ITEM 5. Other Information	33
ITEM 6. Exhibits	34

SIGNATURES	35

EXHIBIT INDEX	36
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-31.3 SECTION 302 CERTIFICATION OF CFO
EX-31.4 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CEO
EX-32.3 SECTION 906 CERTIFICATION OF CFO
EX-32.4 SECTION 906 CERTIFICATION OF CFO

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
June 30, 2014 (unaudited) and December 31, 2013

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Equity in broker trading accounts:
Short-term investments (cost $228,489,258 and $199,996,365 as of June 30, 2014 and December 31, 2013, respectively)	$228,492,300	$199,998,800
Cash held by broker	131,960,877	124,417,599
Net unrealized depreciation on futures contracts	(99,062)	(4,055,188)
Total assets	$360,354,115	$320,361,211

Liabilities and shareholders’ equity
Management fee payable to related party	$248,407	$241,143
Accrued brokerage fees and expenses payable	127,379	127,484
Total liabilities	375,786	368,627

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(105)	(215)
Total General Units	1,395	1,285
Limited Units:
Paid in capital - 12,900,000 and 12,450,000 redeemable shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	378,763,913	364,838,413
Accumulated deficit	(18,786,979)	(44,847,114)
Total Limited Units	359,976,934	319,991,299
Total shareholders’ equity	359,978,329	319,992,584
Total liabilities and shareholders’ equity	$360,354,115	$320,361,211

Net asset value per share

General Units	$27.90	$25.70

Limited Units	$27.91	$25.70

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
June 30, 2014

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.03% due July 10, 2014	21.80%	$78,495,000	$78,495,000
U.S. Treasury Bills, 0.03% due August 07, 2014	13.89	49,999,950	50,000,000
U.S. Treasury Bills, 0.03% due August 21, 2014	13.89	49,998,650	50,000,000
U.S. Treasury Bills, 0.03% due August 28, 2014	13.89	49,998,700	50,000,000
Total U.S. Treasury Obligations (cost $228,489,258)	63.47%	$228,492,300	$228,495,000

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (339 contracts, settlement date December 15, 2014)	0.08%	$287,300	$10,593,750
Cocoa (339 contracts, settlement date September 15, 2014)	0.10	377,340	10,600,530
Coffee (159 contracts, settlement date December 18, 2014)	(0.18)	(650,775)	10,654,987
Coffee (160 contracts, settlement date September 18, 2014)	(0.09)	(316,556)	10,506,000
Copper (132 contracts, settlement date December 29, 2014)	0.15	544,875	10,563,300
Copper (132 contracts, settlement date September 26, 2014)	0.07	268,413	10,571,550
Corn (502 contracts, settlement date December 12, 2014)	(0.36)	(1,307,263)	10,673,775
Corn (501 contracts, settlement date September 12, 2014)	(0.24)	(880,200)	10,489,687
Cotton (286 contracts, settlement date March 09, 2015)	(0.12)	(449,905)	10,717,850
Cotton (285 contracts, settlement date December 08, 2014)	(0.26)	(927,080)	10,475,175
Gold (80 contracts, settlement date February 25, 2015)	0.13	451,200	10,585,600
Gold (80 contracts, settlement date December 29, 2014)	0.03	112,900	10,582,400
Lean Hogs (121 contracts, settlement date February 13, 2015)	(0.01)	(33,270)	4,421,340
Lean Hogs (121 contracts, settlement date December 12, 2014)	0.09	338,500	4,772,240
Lean Hogs (121 contracts, settlement date October 14, 2014)	0.20	707,540	5,512,760
Lean Hogs (121 contracts, settlement date August 14, 2014)	0.27	972,130	6,428,730
Light, Sweet Crude Oil (41 contracts, settlement date December 19, 2014)	0.02	84,700	4,157,400
Light, Sweet Crude Oil (41 contracts, settlement date November 20, 2014)	0.02	74,910	4,189,380
Light, Sweet Crude Oil (41 contracts, settlement date October 21, 2014)	0.07	237,420	4,222,180
Light, Sweet Crude Oil (41 contracts, settlement date September 22, 2014)	0.06	233,310	4,257,850
Light, Sweet Crude Oil (41 contracts, settlement date August 20, 2014)	0.09	311,440	4,293,930
Live Cattle (115 contracts, settlement date February 27, 2015)	0.03	104,520	7,070,200
Live Cattle (115 contracts, settlement date December 31, 2014)	0.17	596,060	7,071,350
Live Cattle (114 contracts, settlement date October 31, 2014)	0.22	778,370	6,982,500
Natural Gas (94 contracts, settlement date December 29, 2014)	(0.05)	(168,700)	4,311,780
Natural Gas (94 contracts, settlement date November 25, 2014)	(0.05)	(166,330)	4,260,080
Natural Gas (94 contracts, settlement date October 29, 2014)	(0.04)	(160,600)	4,196,160
Natural Gas (94 contracts, settlement date September 26, 2014)	(0.04)	(149,250)	4,167,960
Natural Gas (94 contracts, settlement date August 27, 2014)	(0.02)	(86,810)	4,173,600
NY Harbor ULSD (33 contracts, settlement date December 31, 2014)	0.02	79,443	4,175,464
NY Harbor ULSD (33 contracts, settlement date November 28, 2014)	0.02	70,808	4,170,613
NY Harbor ULSD (34 contracts, settlement date October 31, 2014)	0.03	105,315	4,289,141
NY Harbor ULSD (34 contracts, settlement date September 30, 2014)	0.02	86,045	4,276,574
NY Harbor ULSD (34 contracts, settlement date August 29, 2014)	0.01	43,420	4,263,294
Platinum (143 contracts, settlement date January 28, 2015)	0.05	166,430	10,605,595
Platinum (142 contracts, settlement date October 29, 2014)	0.11	402,020	10,528,590
Silver (100 contracts, settlement date December 29, 2014)	0.19	682,800	10,557,500
Silver (101 contracts, settlement date September 26, 2014)	0.13	471,920	10,633,280
Soybean (182 contracts, settlement date January 14, 2015)	(0.17)	(596,213)	10,592,400
Soybean (182 contracts, settlement date November 14, 2014)	(0.16)	(576,625)	10,530,975
Soybean Oil (225 contracts, settlement date January 14, 2015)	0.00 *	15,108	5,302,800
Soybean Oil (225 contracts, settlement date December 12, 2014)	(0.06)	(226,800)	5,285,250
Soybean Oil (226 contracts, settlement date October 14, 2014)	(0.03)	(101,772)	5,291,112
Soybean Oil (226 contracts, settlement date September 12, 2014)	(0.04)	(139,914)	5,293,824
Sugar (508 contracts, settlement date February 27, 2015)	0.08	271,510	10,935,411
Sugar (508 contracts, settlement date September 30, 2014)	0.04	161,504	10,246,970
Wheat (360 contracts, settlement date December 12, 2014)	(0.37)	(1,324,175)	10,768,500
Wheat (360 contracts, settlement date September 12, 2014)	(0.24)	(874,075)	10,395,000
Net Unrealized Depreciation on Futures Contracts	(0.03)%	$(99,062)	$359,646,337

*	Denotes greater than 0.000% yet less than 0.005%

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

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended June 30, 2014 and 2013
and Six Months Ended June 30, 2014 and 2013

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Income
Interest Income	$15,419	$61,443	$25,430	$145,452

Expenses
Management fee to related party	755,603	949,009	1,445,682	1,947,929
Brokerage fees and expenses	177,789	223,297	340,161	458,337
Total expenses	933,392	1,172,306	1,785,843	2,406,266
Net Investment Loss	(917,973)	(1,110,863)	(1,760,413)	(2,260,814)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	-	1,390	-	1,390
Futures Contracts	15,116,976	(27,057,865)	23,863,925	(31,502,420)
Net Realized Gain (Loss)	15,116,976	(27,056,475)	23,863,925	(31,501,030)
Net Change in Unrealized Gain (Loss) on
Investments	(1,086)	(4,742)	607	(11,029)
Futures Contracts	(18,007,930)	(12,301,227)	3,956,126	(16,541,388)
Net Change in Unrealized Gain (Loss)	(18,009,016)	(12,305,969)	3,956,733	(16,552,417)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(2,892,040)	(39,362,444)	27,820,658	(48,053,447)

Net Gain (Loss)	$(3,810,013)	$(40,473,307)	$26,060,245	$(50,314,261)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2014

	General Units				Limited Units				Total
				Total General				Total Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 1, 2014	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Limited Units	—	—	—	—	1,300,000	36,461,802	—	36,461,802	36,461,802
Redemption of Limited Units	—	—	—	—	(850,000)	(22,536,302)	—	(22,536,302)	(22,536,302)
Net Gain:
Net Investment Loss	—	—	(7)	(7)	—	—	(1,760,406)	(1,760,406)	(1,760,413)
Net Realized Gain on Investments and Futures Contracts	—	—	96	96	—	—	23,863,829	23,863,829	23,863,925
Net Change in Unrealized Gain on Investments and Futures Contracts	—	—	21	21	—	—	3,956,712	3,956,712	3,956,733
Net Activity	—	—	110	110	450,000	13,925,500	26,060,135	39,985,635	39,985,745
Balance at June 30, 2014	50	$1,500	$(105)	$1,395	12,900,000	$378,763,913	$(18,786,979)	$359,976,934	$359,978,329

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013

	2014	2013

Cash flow from operating activities:
Net Gain (Loss)	$26,060,245	$(50,314,261)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchase of investment securities	(428,467,463)	(904,864,341)
Proceeds from sales of investment securities	400,000,000	974,999,064
Net accretion of discount	(25,430)	(145,452)
Net realized gain on investment securities	-	(1,390)
Unrealized depreciation (appreciation) on investments	(3,956,733)	16,552,417
Increase (decrease) in accrued expenses	7,159	(277,314)
Net cash provided by (used for) operating activities	(6,382,222)	35,948,723

Cash flows from financing activities:
Proceeds from creation of Limited Units	36,461,802	25,704,701
Redemption of Limited Units	(22,536,302)	(45,510,017)
Decrease in capital shares payable	-	(4,327,722)
Net cash provided by (used for) financing activities	13,925,500	(24,133,038)

Net change in cash	7,543,278	11,815,685
Cash held by broker at beginning of period	124,417,599	22,210,626
Cash held by broker at end of period	$131,960,877	$34,026,311

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
June 30, 2014 (unaudited) and December 31, 2013

	June 30, 2014 (unaudited)	December 31, 2013
Assets
Equity in broker trading accounts:
Short-term investments (cost $228,489,258 and $199,996,365 as of June 30, 2014 and December 31, 2013, respectively)	$228,492,300	$199,998,800
Cash held by broker	131,960,877	124,417,599
Net unrealized depreciation on futures contracts	(99,062)	(4,055,188)
Total assets	$360,354,115	$320,361,211

Liabilities and shareholders’ equity
Management fee payable to related party	$248,407	$241,143
Accrued brokerage fees and expenses payable	127,379	127,484
Total liabilities	375,786	368,627

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(105)	(215)
Total General Units	1,395	1,285
Limited Units:
Paid in capital - 12,900,000 and 12,450,000 redeemable shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	378,763,913	364,838,413
Accumulated deficit	(18,786,979)	(44,847,114)
Total Limited Units	359,976,934	319,991,299
Total shareholders’ equity	359,978,329	319,992,584
Total liabilities and shareholders’ equity	$360,354,115	$320,361,211

Net asset value per share

General Units	$27.90	$25.70

Limited Units	$27.91	$25.70

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
June 30, 2014

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.03% due July 10, 2014	21.80%	$78,495,000	$78,495,000
U.S. Treasury Bills, 0.03% due August 07, 2014	13.89	49,999,950	50,000,000
U.S. Treasury Bills, 0.03% due August 21, 2014	13.89	49,998,650	50,000,000
U.S. Treasury Bills, 0.03% due August 28, 2014	13.89	49,998,700	50,000,000
Total U.S. Treasury Obligations (cost $228,489,258)	63.47%	$228,492,300	$228,495,000

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (339 contracts, settlement date December 15, 2014)	0.08%	$287,300	$10,593,750
Cocoa (339 contracts, settlement date September 15, 2014)	0.10	377,340	10,600,530
Coffee (159 contracts, settlement date December 18, 2014)	(0.18)	(650,775)	10,654,987
Coffee (160 contracts, settlement date September 18, 2014)	(0.09)	(316,556)	10,506,000
Copper (132 contracts, settlement date December 29, 2014)	0.15	544,875	10,563,300
Copper (132 contracts, settlement date September 26, 2014)	0.07	268,413	10,571,550
Corn (502 contracts, settlement date December 12, 2014)	(0.36)	(1,307,263)	10,673,775
Corn (501 contracts, settlement date September 12, 2014)	(0.24)	(880,200)	10,489,687
Cotton (286 contracts, settlement date March 09, 2015)	(0.12)	(449,905)	10,717,850
Cotton (285 contracts, settlement date December 08, 2014)	(0.26)	(927,080)	10,475,175
Gold (80 contracts, settlement date February 25, 2015)	0.13	451,200	10,585,600
Gold (80 contracts, settlement date December 29, 2014)	0.03	112,900	10,582,400
Lean Hogs (121 contracts, settlement date February 13, 2015)	(0.01)	(33,270)	4,421,340
Lean Hogs (121 contracts, settlement date December 12, 2014)	0.09	338,500	4,772,240
Lean Hogs (121 contracts, settlement date October 14, 2014)	0.20	707,540	5,512,760
Lean Hogs (121 contracts, settlement date August 14, 2014)	0.27	972,130	6,428,730
Light, Sweet Crude Oil (41 contracts, settlement date December 19, 2014)	0.02	84,700	4,157,400
Light, Sweet Crude Oil (41 contracts, settlement date November 20, 2014)	0.02	74,910	4,189,380
Light, Sweet Crude Oil (41 contracts, settlement date October 21, 2014)	0.07	237,420	4,222,180
Light, Sweet Crude Oil (41 contracts, settlement date September 22, 2014)	0.06	233,310	4,257,850
Light, Sweet Crude Oil (41 contracts, settlement date August 20, 2014)	0.09	311,440	4,293,930
Live Cattle (115 contracts, settlement date February 27, 2015)	0.03	104,520	7,070,200
Live Cattle (115 contracts, settlement date December 31, 2014)	0.17	596,060	7,071,350
Live Cattle (114 contracts, settlement date October 31, 2014)	0.22	778,370	6,982,500
Natural Gas (94 contracts, settlement date December 29, 2014)	(0.05)	(168,700)	4,311,780
Natural Gas (94 contracts, settlement date November 25, 2014)	(0.05)	(166,330)	4,260,080
Natural Gas (94 contracts, settlement date October 29, 2014)	(0.04)	(160,600)	4,196,160
Natural Gas (94 contracts, settlement date September 26, 2014)	(0.04)	(149,250)	4,167,960
Natural Gas (94 contracts, settlement date August 27, 2014)	(0.02)	(86,810)	4,173,600
NY Harbor ULSD (33 contracts, settlement date December 31, 2014)	0.02	79,443	4,175,464
NY Harbor ULSD (33 contracts, settlement date November 28, 2014)	0.02	70,808	4,170,613
NY Harbor ULSD (34 contracts, settlement date October 31, 2014)	0.03	105,315	4,289,141
NY Harbor ULSD (34 contracts, settlement date September 30, 2014)	0.02	86,045	4,276,574
NY Harbor ULSD (34 contracts, settlement date August 29, 2014)	0.01	43,420	4,263,294
Platinum (143 contracts, settlement date January 28, 2015)	0.05	166,430	10,605,595
Platinum (142 contracts, settlement date October 29, 2014)	0.11	402,020	10,528,590
Silver (100 contracts, settlement date December 29, 2014)	0.19	682,800	10,557,500
Silver (101 contracts, settlement date September 26, 2014)	0.13	471,920	10,633,280
Soybean (182 contracts, settlement date January 14, 2015)	(0.17)	(596,213)	10,592,400
Soybean (182 contracts, settlement date November 14, 2014)	(0.16)	(576,625)	10,530,975
Soybean Oil (225 contracts, settlement date January 14, 2015)	0.00 *	15,108	5,302,800
Soybean Oil (225 contracts, settlement date December 12, 2014)	(0.06)	(226,800)	5,285,250
Soybean Oil (226 contracts, settlement date October 14, 2014)	(0.03)	(101,772)	5,291,112
Soybean Oil (226 contracts, settlement date September 12, 2014)	(0.04)	(139,914)	5,293,824
Sugar (508 contracts, settlement date February 27, 2015)	0.08	271,510	10,935,411
Sugar (508 contracts, settlement date September 30, 2014)	0.04	161,504	10,246,970
Wheat (360 contracts, settlement date December 12, 2014)	(0.37)	(1,324,175)	10,768,500
Wheat (360 contracts, settlement date September 12, 2014)	(0.24)	(874,075)	10,395,000
Net Unrealized Depreciation on Futures Contracts	(0.03)%	$(99,062)	$359,646,337

*	Denotes greater than 0.000% yet less than 0.005%

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

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended June 30, 2014 and 2013
and Six Months Ended June 30, 2014 and 2013

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Income
Interest Income	$15,419	$61,443	$25,430	$145,452

Expenses
Management fee to related party	755,603	949,009	1,445,682	1,947,929
Brokerage fees and expenses	177,789	223,297	340,161	458,337
Total expenses	933,392	1,172,306	1,785,843	2,406,266
Net Investment Loss	(917,973)	(1,110,863)	(1,760,413)	(2,260,814)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	-	1,390	-	1,390
Futures Contracts	15,116,976	(27,057,865)	23,863,925	(31,502,420)
Net Realized Gain (Loss)	15,116,976	(27,056,475)	23,863,925	(31,501,030)
Net Change in Unrealized Gain (Loss) on
Investments	(1,086)	(4,742)	607	(11,029)
Futures Contracts	(18,007,930)	(12,301,227)	3,956,126	(16,541,388)
Net Change in Unrealized Gain (Loss)	(18,009,016)	(12,305,969)	3,956,733	(16,552,417)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(2,892,040)	(39,362,444)	27,820,658	(48,053,447)

Net Gain (Loss)	$(3,810,013)	$(40,473,307)	$26,060,245	$(50,314,261)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2014

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 1, 2014	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Limited Units	—	—	—	—	1,300,000	36,461,802	—	36,461,802	36,461,802
Redemption of Limited Units	—	—	—	—	(850,000)	(22,536,302)	—	(22,536,302)	(22,536,302)
Net Gain:
Net Investment Loss	—	—	(7)	(7)	—	—	(1,760,406)	(1,760,406)	(1,760,413)
Net Realized Gain on Investments and Futures Contracts	—	—	96	96	—	—	23,863,829	23,863,829	23,863,925
Net Change in Unrealized Gain on Investments and Futures Contracts	—	—	21	21	—	—	3,956,712	3,956,712	3,956,733
Net Activity	—	—	110	110	450,000	13,925,500	26,060,135	39,985,635	39,985,745
Balance at June 30, 2014	50	$1,500	$(105)	$1,395	12,900,000	$378,763,913	$(18,786,979)	$359,976,934	$359,978,329

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Six Months Ended June 30, 2014 and 2013

	2014	2013

Cash flow from operating activities:
Net Gain (Loss)	$26,060,245	$(50,314,261)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchase of investment securities	(428,467,463)	(904,864,341)
Proceeds from sales of investment securities	400,000,000	974,999,064
Net accretion of discount	(25,430)	(145,452)
Net realized gain on investment securities	-	(1,390)
Unrealized depreciation (appreciation) on investments	(3,956,733)	16,552,417
Increase (decrease) in accrued expenses	7,159	(277,314)
Net cash provided by (used for) operating activities	(6,382,222)	35,948,723

Cash flows from financing activities:
Proceeds from creation of Limited Units	36,461,802	25,704,701
Redemption of Limited Units	(22,536,302)	(45,510,017)
Decrease in capital shares payable	-	(4,327,722)
Net cash provided by (used for) financing activities	13,925,500	(24,133,038)

Net change in cash	7,543,278	11,815,685
Cash held by broker at beginning of period	124,417,599	22,210,626
Cash held by broker at end of period	$131,960,877	$34,026,311

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

Unaudited Interim Financial Information
The financial statements as of June 30, 2014 and for the three and six-months ended June 30, 2014 and 2013 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

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

(c) Cash Held by Broker

The Fund defines cash held by broker to be highly liquid investments, with maturities of three months or less when acquired. MS&Co allows the Master Fund to apply its Treasury Bill portfolio towards its initial margin requirement for the Master Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and Treasury Bill positions are held in segregated accounts at MS&Co and are not insured by the Federal Deposit Insurance Corporation.

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

(h) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, June 30, 2014 and when the financial statements were issued.

During that period, 250,000 Limited Shares were created and 0 Limited Shares were redeemed resulting in 13,150,000 Limited Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of June 30, 2014, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$228,492,300	$-	$228,492,300
Futures Contracts	(99,062)	-	-	(99,062)
Total	$(99,062)	$228,492,300	$-	$228,393,238

There were no transfers between Level 1 and Level 2 for the Fund during the six months ended June 30, 2014 or 2013. The Fund did not hold any Level 3 securities during the six months ended June 30, 2014 or 2013.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2014, the Fund invested in futures contracts.

At June 30, 2014, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(99,062)	$-	$(99,062)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the six months ended June 30, 2014:

Derivative Instruments	Realized Gain on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$23,863,925	$3,956,126

At December 31, 2013, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(4,055,188)	$-	$(4,055,188)

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Equal Weight Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the three-month periods ended June 30, 2014 and 2013 were $755,603 and $949,009, respectively, and for the six-month periods ended June 30, 2014 and 2013 were $1,445,682 and $1,947,929, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three-month periods ended June 30, 2014 and 2013 were $177,789 and $223,297, respectively, and for the six-month periods ended June 30, 2014 and 2013 were $340,161 and $458,337, respectively.

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

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of June 30, 2014, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-month and six-month periods ended June 30, 2014 and 2013. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net Asset Value
Net asset value per Limited Share, beginning of period	$28.19	$28.26	$25.70	$28.85
Net realized and change in unrealized gain (loss) from investments	(0.21)	(2.43)	2.35	(2.95)
Net investment loss on U.S. Treasury Obligations	(0.07)	(0.07)	(0.14)	(0.14)
Net increase (decrease) in net assets from operations	(0.28)	(2.50)	2.21	(3.09)
Net asset value per Limited Share, end of period	$27.91	$25.76	$27.91	$25.76

Market value per Limited Share, beginning of period	$28.18	28.22	$25.74	28.83
Market value per Limited Share, end of period	$27.93	$25.79	$27.93	$25.79

Ratio to average net assets (i)
Net investment loss	(1.03)%	(1.00)%	(1.03)%	(0.99)%
Total expenses	1.05%	1.05%	1.05%	1.05%

Total Return, at net asset value (ii)	(0.99)%	(8.85)%	8.60%	(10.71)%
Total Return, at market value (ii)	(0.89)%	(8.61)%	8.51%	(10.54)%

(i)   Percentages are annualized.
(ii)  Percentages are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Capital Resources
The Fund had no commitments for capital expenditures as of June 30, 2014. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations
As of June 30, 2014 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the Consolidated Schedule of Investments included herein. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM JUNE 30, 2009 TO JUNE 30, 2014

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

5 Year Performance Summary

Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
6/30/2009	$22.73	6,300,050	$143,200,137	-6.11%	4.60%	4.27%	-24.23%
7/31/2009	$23.44	5,550,000	$130,092,000	3.12%	8.07%	7.52%	-21.87%
8/31/2009	$23.19	6,100,050	$141,460,160	-1.07%	-4.21%	6.38%	-22.70%
9/30/2009	$23.89	8,350,050	$199,482,695	3.02%	5.10%	9.59%	-20.37%
10/31/2009	$24.94	8,850,050	$220,720,247	4.40%	6.40%	14.40%	-16.87%
11/30/2009	$26.09	7,550,050	$196,980,805	4.61%	12.51%	19.68%	-13.03%
12/31/2009	$26.22	8,750,050	$229,426,311	0.50%	9.75%	20.28%	-12.60%
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,550,301	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,683,342	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,833,324	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,796,308	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,673,292	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,966,285	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,854,294	0.66%	-1.07%	-10.33%	-13.77%
2/28/2014	$27.80	12,350,050	$343,331,390	7.46%	7.59%	-3.64%	-7.33%
3/31/2014	$28.19	12,350,050	$348,147,910	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,251,437	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,585,389	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$360,040,396	0.47%	-0.99%	8.60%	-6.97%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return, or the “Index”, over time. For the six-months ended June 30, 2014 and June 30, 2013, the Fund’s Net Asset Value underperformed the Index by 0.55% and 0.32%, respectively.

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

The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of June 30, 2014 by market sector.
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

During the three months ended June 30, 2014, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in Annual Report on Form 10-K for the year ended December 31, 2013, filed March 4, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three months ended June 30, 2014, 150,000 Limited Shares were redeemed for $4,153,995 and 700,000 Limited Shares were created for $19,758,934. On June 30, 2014, 12,900,000 Limited Shares of the Fund were outstanding for a market capitalization of $360,297,000, based on June 30, 2014 closing price of $27.93 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) by Authorized Participants for each month during the quarter ended June 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	-	$-	N/A	N/A
May 1, 2014 to May 31, 2014	-	$-	N/A	N/A
June 1, 2014 to June 30, 2014	150,000	$27.69	N/A	N/A
Total	150,000	$27.69

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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: August 7, 2014	By:	/s/ Cooper Anderson
Name: Cooper Anderson
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Dated: August 7, 2014	By:	/s/ Cooper Anderson
Name: Cooper Anderson
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

