Form 10-K
period 2014-12-31
GreenHaven Continuous Commodity Index Fund; GreenHaven Continuous Commodity Index Master Fund
filed 2015-03-06
CIK 1379606, 1379527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Numbers: 001-33909, 001-33908

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
(Exact name of registrant as specified in its charter)

GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
(Exact name of Co-registrant as specified in its charter)

Delaware	26-0151234
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services, LLC 3340 Peachtree Rd, Suite 1910 Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 239-7942

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Units of Beneficial Interest	–NYSE Arca

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

Large accelerated filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates calculated on June 30, 2014 was $360,297,000.

Number of Limited Shares outstanding as of December 31, 2014: 11,700,000.

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

The principal offices of the Fund and the Master Fund are located at c/o GreenHaven Commodity Services LLC (the “Managing Owner”), 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326, and its telephone number is (404) 239-7938.

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than Master Fund Units. The Master Fund is wholly-owned by the Fund and the Managing Owner. Each Share issued by the Fund correlates with a Master Fund Unit issued by the Master Fund and held by the Fund.

Under the Trust Declaration of the Fund and the Master Fund, Delaware Trust Company (formerly CSC Trust Company of Delaware), the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner certain of the powers and authority to manage the business and affairs of the Fund and the Master Fund and has duties and liabilities to the Fund and the Master Fund.

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

The Funds are based on the total return version Continuous Commodity Index, called the Continuous Commodity Index – Total Return (the “CCI-TR”).The base year for the CCI-TR is 1982, with a starting value of 100.  The Continuous Commodity Index is materially different from the CRB Index.

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

2. The current day’s value of the average price of the 17 commodities is then used with the prior day’s corresponding value to derive the applicable fair value index (“CRBCC”):

CRBCCt = CRBCCt-1 * (avgt / avgt-1 )

The CRBCC defines the actively considered set of futures contracts for each commodity as described further in the six roll schedules listed on the Thomson Reuters website and in the methodology document located at:

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

There can be no assurance that either the Fund or the Master Fund will achieve its investment objective or avoid substantial losses. The Master Fund has a trading and performance history of approximately seven years. The value of the Shares is expected to fluctuate generally in relation to changes in the value of the Master Fund Units.

Who May Subscribe

Baskets may be created or redeemed only by “Authorized Participants.” Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust and Clearing Corporation (the “DTC”), and (3) have entered into an agreement with the Fund and the Managing Owner (a Participant Agreement). The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. A list of the current Authorized Participants can be obtained from the Administrator (as defined below). A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Master Unit Baskets by the Fund. See “Creation and Redemption of Shares” for more details.

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

The Trustee
Delaware Trust Company (formerly CSC Trust Company of Delaware), a Delaware corporation, is the sole Trustee of the Fund and Master Fund. The Trustee’s principal offices are located at 2711 Centerville Road, Suite 210, Wilmington, DE 19808. The Trustee is unaffiliated with the Managing Owner. The Trustee’s duties and liabilities with respect to the offering of the Shares and the management of the Fund and Master Fund are limited to its express obligations under the Trust Declarations.

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

Principals and Key Employees. Ashmead Pringle and Cooper Anderson serve as the chief decision makers of the Managing Owner. The biographies and further information of the key employees and officers of the Managing Owner can be found starting on page 78 of this Form 10-K.

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

Reports to Shareholders
The Managing Owner furnishes Investors with annual reports as required by the rules and regulations of the SEC as well as with those reports required by the CFTC and the NFA, including, but not limited to, an annual audited financial statement certified by independent registered public accountants and any other reports required by any other governmental authority that has jurisdiction over the activities of the Fund and the Master Fund. Investors also will be provided with appropriate information to permit them (on a timely basis) to file their United States federal and state income tax returns with respect to their Shares.

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

The Bank of New York, a banking corporation organized under the laws of the State of New York with trust powers, has an office at One Wall Street, New York, New York10286.  The Bank of New York is subject to supervision by the New York State Banking Department and the Board of Governors of the Federal Reserve System. Information regarding the Net Asset Value of the Fund, creation and redemption transaction fees and the names of the parties that have executed a participant agreement may be obtained from the Administrator by calling the following number: (718) 315-4412. A copy of the Administration Agreement is available for inspection at the Fund’s trust office identified above.

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

The Administration Agreement provides for the exculpation and indemnification of the Administrator from and against any costs, expenses, damages, liabilities or claims (other than those resulting from the Administrator’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against the Administrator in performing its obligations or duties under the Administration Agreement. Key terms of the Administration Agreement are summarized under the heading “Material Contracts.”  The Administrator and any of its affiliates may from time-to-time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion. The Administrator also receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem share baskets consisting of 50,000 shares (“Baskets”) in the amount of $500 per order. These transaction processing fees are paid in directly to the Administrator by the Authorized Participants and not by the Fund or the Master Fund. An Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust Company, and (3) have entered into an agreement with the Fund and the Managing Owner (a Participant Agreement).The Managing Owner and the Administrator retain the services of one or more additional service providers to assist the Fund and/or the Master Fund with certain income tax reporting requirements of the Fund and its Shareholders.

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

Available Information

The Fund files with or submits to the SEC annual, quarterly and current reports and other information meeting the informational requirements of the Exchange Act. These reports are available, free of charge, on the Managing Owner’s website at http://www.greenhavenfunds.com. Investors may also inspect and copy these reports, proxy statements and other information, and related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C.20549. Investors may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically with the SEC, which are available on the SEC’s Internet site at http://www.sec.gov.

The Fund also posts quarterly performance reports and its annual report, as required by the Commodity Futures Trading Commission, on the Managing Owner’s website, free of charge, at the Internet address listed above.

CONFLICTS OF INTEREST

General
The Managing Owner has not established formal procedures to resolve all potential conflicts of interest. Consequently, investors may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Fund. Investors should be aware that the Managing Owner presently intends to assert that by subscribing for Shares of the Fund, Shareholders have consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Managing Owner to investors:

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

The current license agreement has been renewed through October 1, 2015, and will automatically renew for additional successive two-year periods pursuant to its automatic renewal terms(subject to the right of Thomson Reuters America, LLC to terminate the exclusivity at any time in the event of certain limited circumstances related to specified asset investment thresholds).

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

Global Custody Agreement
The Bank of New York, N.A. will serve as the Fund’s custodian (the “Custodian”). Pursuant to the Global Custody Agreement between the Fund and the Custodian (the “Custody Agreement”), the Custodian serves as custodian of all the Fund’s securities and cash at any time delivered to the Custodian during the term of the Custody Agreement and the Fund has authorized the Custodian to hold its securities in registered form in its name or the name of its nominees. The Custodian has established and will maintain one or more securities accounts and cash accounts pursuant to the Custody Agreement. The Custodian shall maintain books and records segregating the assets.

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

The Fund shall indemnify the Custodian and each sub-custodian for the amount of any tax that the Custodian, any such sub-custodian or any other withholding agent is required under applicable laws (whether by assessment or otherwise) to pay on behalf of, or in respect of income earned by or payments or distributions made to or for the account of the Fund (including any payment of tax required by reason of an earlier failure to withhold). The Custodian shall, or shall instruct the applicable sub-custodian or other withholding agent, to withhold the amount of any tax which is required to be withheld under applicable law upon collection of any dividend, interest or other distribution made with respect to any security and any proceeds or income from the sale, loan or other transfer of any security. In the event that the Custodian or any sub-custodian is required under applicable law to pay any tax on behalf of Fund, the Custodian is hereby authorized to withdraw cash from any cash account in the amount required to pay such tax and to use such cash, or to remit such cash to the appropriate sub-custodian, for the timely payment of such tax in the manner required by applicable law.

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

Transfer Agency and Service Agreement
The Bank of New York Mellon, N.A. will serve as the Fund’s transfer agent (the “Transfer Agent”). Pursuant to the Transfer Agency and Service Agreement between the Fund and the Transfer Agent, the Transfer Agent will serve as the Fund’s transfer agent, dividend disbursing agent, and agent in connection with certain other activities as provided under the Transfer Agency and Service Agreement.

The term of the Transfer Agency and Service Agreement is one (1) year and shall automatically renew for additional one-year terms unless either party provides written notice of termination at least ninety (90) days’ prior to the end of any one-year term or, unless earlier terminated as provided below:

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

The Distribution Services Agreement, originally dated January 16, 2007, as amended on May 15, 2009, January 7, 2011, and January 17, 2014, shall continue until two years from such latest amendment date and thereafter shall continue automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the Fund’s Managing Owner or otherwise as provided under the Distribution Services Agreement. The Distribution Services Agreement is terminable without penalty on sixty (60) days’ written notice by the Fund’s Managing Owner or by the Distributor. The Distribution Services Agreement shall automatically terminate in the event of its assignment. The terms of the present agreement remain in effect until amended.

Pursuant to the Distribution Services Agreement, the Fund indemnifies and holds harmless the Distributor and each of its directors and officers and each person, if any, who controls the Distributor within the meaning of Section 15 of the 1933 Act, against any loss, liability, claim, damages or expenses (including the reasonable cost of investigating or defending any alleged loss, liability, claim, damages or expense and reasonable counsel fees incurred in connection therewith) arising by reason of any person acquiring any Shares, based upon the grounds that the registration statement, prospectus, statement of additional information, shareholder reports or other information filed or made public by the Fund (as from time-to-time amended) included an untrue statement of a material fact or omitted to state a material fact required to be stated or necessary in order to make the statements not misleading under the 1933 Act or any other statute or the common law. However, the Fund does not indemnify the Distributor or hold it harmless to the extent that the statement or omission was made in reliance upon, and in conformity with, information furnished to the Fund by or on behalf of the Distributor. In no case (i) is the indemnity of the Fund in favor of the Distributor or any person indemnified to be deemed to protect the Distributor or any person against any liability to the Fund or its security holders to which the Distributor or such person would otherwise be subject by reason of willful misfeasance, bad faith or negligence in the performance of its duties or by reason of its reckless disregard of its obligations and duties under this Agreement, or (ii) is the Fund to be liable under its indemnity agreement contained in this paragraph with respect to any claim made against the Distributor or any person indemnified unless the Distributor or person, as the case may be, shall have notified the Fund in writing of the claim promptly after the summons or other first written notification giving information of the nature of the claims shall have been served upon the Distributor or any such person (or after the Distributor or such person shall have received notice of service on any designated agent).

However, failure to notify the Fund of any claim shall not relieve the Fund from any liability which it may have to any person against whom such action is brought otherwise than on account of its indemnity agreement contained in the prior paragraph. The Fund shall be entitled to participate at its own expense in the defense, or, if it so elects, to assume the defense of any suit brought to enforce any claims, and if the Fund elects to assume the defense, the defense shall be conducted by counsel chosen by the Fund. In the event the Fund elects to assume the defense of any suit and retain counsel, the Distributor, officers or directors or controlling person(s), defendant(s) in the suit, shall bear the fees and expenses of any additional counsel retained by them. If the Fund does not elect to assume the defense of any suit, it will reimburse the Distributor, officers or directors or controlling person(s) or defendant(s) in the suit for the reasonable fees and expenses of any counsel retained by them. The Fund has agreed to notify the Distributor promptly of the commencement of any litigation or proceeding against it or any of its officers in connection with the issuance or sale of any of the Shares.

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

The Marketing Services Agreement (dated January 14, 2008 as amended, including on April 30, 2009, May 15, 2009, August 16, 2010, and January 17, 2014) had an original term of two years from January 14, 2008, thereafter continuing automatically for successive annual periods, unless a party provides notice to the other party within sixty days of the termination of the then current term.

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
• Possible adverse effects on commodity markets from new regulations and required disclosures of public companies regarding “Conflict Minerals”.

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

Thomson Reuters America LLC entered into a License Agreement, subsequently amended, with the Managing Owner whereby the Managing Owner was granted an exclusive license with respect to the development and creation of U.S. exchange traded funds. The amended license agreement granted to the Managing Owner had a term through October 1, 2013, which was automatically renewed for another two-year increment and will renew for successive two-year terms thereafter. The term may be terminated under certain circumstances which could cause your investment to decline significantly in value. In addition to that, because the license granted is an exclusive license with respect to a limited type of investment product, a different product could be created, which could also cause your investment to decline in value. If the license expires and is not renewed or is terminated, or a competitive product is created, then the Managing Owner could seek shareholder approval to either (i) liquidate the Master Fund and the Fund or (ii) approve a different index to track for comparison purposes.

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

Regulatory and Exchange Position Limits and Other Rules May Restrict the Creation of Baskets and the Operation of the Master Fund.

In the past the CFTC and the commodity exchange rules have imposed speculative position limits in certain agricultural commodities on market participants classed as “speculative”, which included the Master Fund, trading in certain agricultural commodities. These position limits prohibited any person from holding a position of more than a specific number of such futures contracts. As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, these limits are being revised and expanded, and their final form is not yet known. The Managing Owner anticipates that such position limits, as well as accountability limits currently in place on exchanges, will not become more of an issue until the Master Fund reaches a Net Asset Value in excess of US$1.5 billion, at which point the Fund would be approaching CME Group position limits on Platinum futures and the Managing Owner may either prevent the issuance of additional creation units or may apply to the CFTC for relief from certain position limits.

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

The Fund May Not Always Be Able to Exactly Replicate the Performance of the Index.

It is possible that the Fund may not fully replicate the performance of the Index due to disruptions in the markets for the Index Commodities or due to other extraordinary circumstances. In addition, the Fund is not able to replicate exactly the performance of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high-quality fixed income securities. Tracking the Index requires rebalancing of the Master Fund’s portfolio and is dependent upon the skills of the Managing Owner and its trading principals, among other factors.

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

Fees are Charged Regardless of Profitability and May Result in Depletion of Assets.

The Fund indirectly is subject to the fees and expenses described herein which are payable irrespective of profitability. Such fees and expenses include asset-based fees of up to 0.85% per annum. Additional charges include brokerage fees expected to be approximately 0.20% per annum in the aggregate. The Fund is expected to earn interest income at an annual rate of approximately 0.02% per annum, based upon the current yield on a three-month U.S. Treasury bill. Consequently, it is expected that interest income will not exceed fees unless short-term Treasury rates rise.  If interest rates remain below 1.05% as they are as of this filing, the Fund will need to have positive performance in order to break-even (net of fees and expenses). Consequently, the expenses of the Master Fund, over time, could result in significant losses to your investment in the Shares. You may never achieve profits, significant or otherwise.

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

Neither the Fund nor the Master Fund is registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. Consequently, Shareholders will not have the regulatory protections provided to investors in registered investment companies.

Various Actual and Potential Conflicts of Interest May Be Detrimental to Shareholders.

The Managing Owner’s officers, directors or employees do not devote their time exclusively to managing the Fund and Master Fund. These persons are directors, officers or employees of other entities that may compete with the Funds for their services. They could have a conflict between their responsibilities to the Funds and to those other entities. In addition, the Managing Owner’s principals, officers, directors or employees may trade futures and related contracts for their own or others’ accounts.

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

Failure or Lack of Segregation of Assets May Increase Losses.

The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If the Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of the Commodity Broker’s bankruptcy, any Master Fund Units could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. In addition, it is possible that in the event of a clearing broker’s bankruptcy, investors experience a loss of all their moneys, which would therefore imply that none of the investments may be recovered, not just a pro rata share. The Commodity Broker may, from time-to-time, have been the subject of certain regulatory and private causes of action. Such material actions, if any, are described under “The Commodity Broker.”  In the event of a bankruptcy or insolvency of any exchange or a clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of realized profits on its closed positions on the exchange.

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

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2015 may specify a January 2016 expiration. As that contract nears expiration, it may be replaced by selling the January 2016 contract and purchasing a contract expiring in March 2016. This process is referred to as “rolling.” At times, the prices for contracts with shorter-term expirations are higher than for contracts with longer-term expirations, a condition known as “backwardation.” In these circumstances, absent other factors, the sale of a January 2016 contract would take place at a price that is higher than the price at which a March 2016 contract is purchased, thereby creating a gain in connection with rolling. While some commodities have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in any of the commodities comprising the Index could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

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

Regulatory Reporting and Compliance

The Fund is subject to changing regulation of corporate governance and public disclosure that have increased both the costs and the risk of non-compliance.

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

The Fund assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. Based on that assessment, the Fund believes that, as of December 31, 2014, internal control over financial reporting is effective.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINING SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Limited Shares of the Fund trade under the symbol “GCC”.

2014 Monthly Stock Price Data for GCC
Date	Open	High	Low	Close
December	23.93	24.36	22.77	22.86
November	24.68	24.74	23.93	23.96
October	24.72	25.22	24.46	24.69
September	26.24	26.24	24.68	24.75
August	26.60	26.73	25.93	26.26
July	27.89	27.94	26.60	26.61
June	27.72	28.31	27.23	27.93
May	28.65	28.76	27.74	27.77
April	28.22	28.93	27.88	28.75
March	28.09	30.14	27.85	28.18
February	25.97	27.90	25.78	27.83
January	25.72	25.93	25.32	25.83

2013 Monthly Stock Price Data for GCC
Date	Open	High	Low	Close
December	25.74	26.02	25.50	25.70
November	26.02	26.10	25.09	25.80
October	26.31	26.90	26.14	26.17
September	27.06	27.14	26.35	26.39
August	26.04	27.21	25.77	26.86
July	25.88	26.66	25.72	26.02
June	27.03	27.28	25.71	25.79
May	27.39	27.75	26.80	26.80
April	28.15	28.15	26.81	27.67
March	28.05	28.58	27.98	28.22
February	29.63	29.73	28.05	28.20
January	29.17	29.59	28.53	29.55

2012 Monthly Stock Price Data for GCC
Date	Open	High	Low	Close
December	30.02	30.12	28.67	28.83
November	29.60	30.12	29.09	29.85
October	30.67	30.80	29.43	29.49
September	30.78	31.61	29.97	30.50
August	29.40	30.42	29.06	30.37
July	29.29	29.99	28.32	29.61
June	26.66	28.44	26.53	28.36
May	29.48	29.61	26.88	26.93
April	30.22	30.64	29.00	29.47
March	31.75	32.36	29.90	30.28
February	31.20	32.14	30.92	31.69
January	30.37	31.90	30.09	31.29

Price Range of Units

Fiscal Year 2014	High	Low
1st Quarter	30.14	25.32
2nd Quarter	28.93	27.23
3rd Quarter	27.94	24.68
4th Quarter	25.22	22.77

Fiscal Year 2013	High	Low
1st Quarter	29.73	27.98
2nd Quarter	28.15	25.71
3rd Quarter	27.21	25.72
4th Quarter	26.90	25.09

Shares Outstanding

As of December 31, 2014, the Fund had 11,700,000 of its Limited Shares outstanding.

As of December 31, 2013, the Fund had 12,450,000 of its Limited Shares outstanding.

As of December 31, 2012, the Fund had 16,450,000 of its Limited Shares outstanding.

Distributions
There were no distributions during 2014, 2013, or 2012.

Holders
As of December 31, 2014, there were 18,021 holders of the Fund’s Shares.

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

The Shares began trading on the American Stock Exchange on January 24, 2008 and have been traded on the NYSE-Arca since November 25, 2008.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

During the year ended December 31, 2014, 1,550,000 Limited Shares were created for $43,387,949 and 2,300,000 Limited Shares were redeemed for $57,703,054. For the three months ended December 31, 2014, 1,250,000 Limited Shares were redeemed for $30,180,331. On December 31, 2014, 11,700,000 Limited Shares of the Fund were outstanding for a market capitalization of $267,462,000.

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

Dividends
The Fund has not made and does not intend to make cash distributions to its shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues (interest income)	$44,304	$189,643	$331,044	$335,677	$301,808
Total assets	$267,179,248	$320,361,211	$479,691,588	$584,077,695	$535,067,061
Net realized and unrealized gain (loss) on futures transactions and investments	$(35,320,782)	$(45,104,484)	$(22,718,144)	$(66,905,929)	$89,562,608
Net gain (loss)	$(38,779,345)	$(49,238,972)	$(27,402,292)	$(73,765,925)	$86,627,933

Selected Quarterly Financial Data (Unaudited)	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest Income	$10,011	$15,419	$8,256	$10,618
Net Investment Income (Loss)	$(842,440)	$(917,973)	$(904,843)	$(793,307)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	$30,712,698	$(2,892,040)	$(39,995,805)	$(23,145,635)
Net Gain (Loss)	$29,870,258	$(3,810,013)	$(40,900,648)	$(23,938,942)
Increase (Decrease) in Net Asset Value	$28,190,820	$11,794,925	$(38,960,923)	$(54,119,272)

Selected Quarterly Financial Data (Unaudited)	For the Three Months Ended March 31, 2013	For the Three Months Ended June 30, 2013	For the Three Months Ended September 30, 2013	For the Three Months Ended December 31, 2013
Interest Income	$84,009	$61,443	$30,080	$14,111
Net Investment Income (Loss)	$(1,149,951)	$(1,110,863)	$(977,194)	$(896,480)
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	$(8,691,003)	$(39,362,444)	$12,273,002	$(9,324,039)
Net Gain (Loss)	$(9,840,954)	$(40,473,307)	$11,295,808	$(10,220,519)
Increase (Decrease) in Net Asset Value	$5,758,576	$(75,878,153)	$(49,649,526)	$(34,846,413)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Fund has based the forward-looking statements included in this Annual Report on Form 10-K on information available to it as close to the filing date of this Annual Report on Form 10-K as reasonably practicable, and the Fund assumes no obligation to update any such forward-looking statements except as required by the federal securities laws. Investors are advised to review any additional disclosures that the Fund may make directly to them or through reports that the Fund files in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview / Introduction

The Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Thomson Reuters Continuous Commodity Index Total Return (the “Index”) over time, before the expenses of the Fund and the Master Fund. The Shares are designed for investors who want a cost-effective and convenient way to invest in an equal-weight portfolio of commodity futures.

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

Under the Trust Agreements of each of the Fund and the Master Fund, Delaware Trust Company (formerly CSC Trust of Delaware), the Trustee of the Fund and the Master Fund, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Fund and the Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

The ticker symbol of the Fund is GCC.

Management’s Discussion of Results of Operations
Results of Operations. As of December 31, 2014, the net unrealized loss on Futures Contracts owned or held on that day was $27,249,076 and the Fund had total assets of $267,179,248. The ending per Limited Unit NAV on December 31, 2014 was $22.81.

As of December 31, 2013, the net unrealized loss on Futures Contracts owned or held on that day was $4,055,188 and the Fund had total assets of $320,361,211. The ending per Limited Unit NAV on December 31, 2013 was $25.70.

As of December 31, 2012, the net unrealized loss on Futures Contracts owned or held on that day was $12,514,458 and the Fund had total assets of $479,691,588. The ending per Limited Unit NAV on December 31, 2012 was $28.85.

Portfolio Expenses. The Fund’s expenses consist of investment management fees, and brokerage fees. The Fund pays the Managing Owner a management fee of 0.85% of NAV on its net assets.

The Fund pays for all brokerage fees. The Managing Owner pays for all other expenses, including licensing fees for the use of intellectual property, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of the Fund’s units and all legal, accounting, printing and other expenses associated therewith. Routine operational, administrative and other ordinary expenses are reimbursable to the Managing Owner by the Fund. Since inception, the Fund has not paid any ongoing registration fees or other offering expenses. The Managing Owner is responsible for paying the fees and expenses, including directors’ and officers’ liability insurance, of the independent directors of the Managing Owner who are also its audit committee members.

The Fund also incurs commissions to brokers for the purchase and sale of Futures Contracts and Treasuries. Total commissions and fees and routine operational, administrative and other ordinary expenses amounted to $667,213, $823,644, and $377,195 for the years ended December 31, 2014, 2013, and 2012, respectively.

Interest Income. The Fund does not borrow money in order to obtain leverage, so the Fund does not incur any interest expense.  Rather, the Fund’s margin deposits are maintained in Treasuries and short term investments and interest is earned on the Fund’s available assets. The Fund earned total interest income of $44,304, $189,643, and $331,044 for the years ended December 31, 2014, 2013, and 2012, respectively.

5 Year Performance Summary
Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
1/31/2010	$25.09	9,850,050	$247,137,755	-4.31%	0.60%	-4.31%	-16.37%
2/28/2010	$25.67	9,400,050	$241,299,284	2.31%	-1.61%	-2.10%	-14.43%
3/31/2010	$25.07	9,550,050	$239,419,754	-2.34%	-4.39%	-4.39%	-16.43%
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,550,301	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,683,342	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,833,324	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,796,308	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,673,292	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,966,285	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,854,294	0.66%	-1.07%	-10.33%	-13.77%
2/28/2014	$27.80	12,350,050	$343,331,390	7.46%	7.59%	-3.64%	-7.33%
3/31/2014	$28.19	12,350,050	$348,147,910	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,251,437	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,585,389	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$360,040,396	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,054,331	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,188,813	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,031,740	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,308,737	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,633,699	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,878,141	-4.84%	-7.99%	-11.25%	-23.97%

Comparison of the CCI-TR Index and the Greenhaven Continuous Commodity Fund Net Asset Value (“GCC NAV”) for the Years
Ended December 31, 2014, 2013, and 2012 and For the Three Months Ended December 31, 2014, 2013, and 2012

41

42

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index – Total Return, or the Index, over time.  The Fund’s Net Asset Value relative performance versus the Index was -0.94%, -0.81%, and 1.61% net of fees for the years ended December, 31 2014, 2013 and 2012, respectively. The Fund’s Net Asset Value relative performance versus the Index was -0.25%, -0.27%, and 0.14% for the three months ended December 31, 2014, 2013, and 2012, respectively. Since the fund commenced trading on January 24, 2008 through December 31, 2014, the Fund has returned -25.54% as measured by its daily closing stock price and the Index has returned -30.78%.

The Fund registered 4,000,000 shares on December 5, 2007 and commenced investment operations on January 23, 2008. An additional 21,000,000 shares were publicly registered on May 14, 2009, an additional 20,000,000 shares were publicly registered on January 14, 2011, and an additional 61,000,000 shares were publicly registered in September 13, 2013. As of December 31, 2014, the Fund had 11,700,000 Limited Shares outstanding.

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

The Master Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statements of income and expenses. The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Fund’s consolidated financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Interest income on United States Treasury Obligations is recognized on an accrual basis when earned. Discounts and premiums are amortized or accreted over the life of the United States Treasury Obligations.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statements of income and expenses in the period in which the contract is closed or the changes occur, respectively.

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

Market movements can produce frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flows. The Fund’s market risk is primarily influenced by changes in the price of commodities.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of

GreenHaven Continuous Commodity Index Fund:

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of GreenHaven Continuous Commodity Index Fund (a Delaware Statutory Trust) and subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the GreenHaven Continuous Commodity Index Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GreenHaven Continuous Commodity Index Fund and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the GreenHaven Continuous Commodity Index Fund’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion thereon.

 /s/ GRANT THORNTON LLP

Atlanta, Georgia

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of

GreenHaven Continuous Commodity Index Master Fund:

We have audited the accompanying statements of financial condition, including the schedules of investments, of GreenHaven Continuous Commodity Index Master Fund (a Delaware Statutory Trust) as of December 31, 2014 and 2013, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of GreenHaven Continuous Commodity Index Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GreenHaven Continuous Commodity Index Master Fund as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the GreenHaven Continuous Commodity Index Master Fund’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 6, 2015

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
December 31, 2014 and 2013

	2014	2013
Assets
Equity in broker trading accounts:
Short-term investments (cost $199,994,069 and $199,996,365 as of 2014 and 2013, respectively)	$199,995,250	$199,998,800
Cash held by broker	94,433,074	124,417,599
Net unrealized depreciation on futures contracts	(27,249,076)	(4,055,188)
Total assets	$267,179,248	$320,361,211

Liabilities and shareholders’ equity
Management fee payable to related party	205,492	241,143
Accrued brokerage fees and expenses payable	75,622	127,484
Total liabilities	281,114	368,627

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(360)	(215)
Total General Units	1,140	1,285
Limited Units:
Paid in capital - 11,700,000 and 12,450,000 redeemable shares issued and outstanding as of 2014 and 2013, respectively	350,523,308	364,838,413
Accumulated deficit	(83,626,314)	(44,847,114)

Total Limited Units	266,896,994	319,991,299

Total shareholders’ equity	266,898,134	319,992,584
Total liabilities and shareholders’ equity	$267,179,248	$320,361,211

Net asset value per share

General Units	$22.80	$25.70

Limited Units	$22.81	$25.70

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
 Consolidated Schedule of Investments
December 31, 2014

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.01% due January 22, 2015	37.47%	$99,998,600	$100,000,000
U.S. Treasury Bills, 0.03% due March 12, 2015	18.73	49,998,100	50,000,000
U.S. Treasury Bills, 0.06% due March 26, 2015	18.73	49,998,550	50,000,000
Total U.S. Treasury Obligations (cost $199,994,069)	74.93%	$199,995,250	$200,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (181 contracts, settlement date July 16, 2015)	0.03%	$83,950	$5,229,090
Cocoa (181 contracts, settlement date May 13, 2015)	(0.13)	(334,480)	5,234,520
Cocoa (181 contracts, settlement date March 16, 2015)	(0.12)	(316,920)	5,267,100
Coffee (82 contracts, settlement date July 21, 2015)	(0.25)	(671,513)	5,285,925
Coffee (82 contracts, settlement date May 18, 2015)	(0.27)	(719,438)	5,205,975
Coffee (83 contracts, settlement date March 19, 2015)	(0.28)	(747,038)	5,185,425
Copper (74 contracts, settlement date July 29, 2015)	(0.12)	(320,262)	5,227,175
Copper (74 contracts, settlement date May 27, 2015)	(0.22)	(584,150)	5,223,475
Copper (74 contracts, settlement date March 27, 2015)	(0.21)	(559,600)	5,227,175
Corn (258 contracts, settlement date July 14, 2015)	0.04	101,863	5,321,250
Corn (258 contracts, settlement date May 14, 2015)	0.09	250,975	5,234,175
Corn (259 contracts, settlement date March 13, 2015)	0.09	242,600	5,141,150
Cotton (171 contracts, settlement date July 09, 2015)	0.00 *	5,610	5,301,000
Cotton (171 contracts, settlement date May 06, 2015)	(0.12)	(316,150)	5,221,485
Cotton (171 contracts, settlement date March 09, 2015)	(0.27)	(716,905)	5,153,085
Gold (44 contracts, settlement date June 26, 2015)	0.03	88,470	5,215,760
Gold (44 contracts, settlement date April 28, 2015)	(0.17)	(446,860)	5,213,560
Gold (44 contracts, settlement date February 25, 2015)	(0.13)	(335,420)	5,210,040
Lean Hogs (113 contracts, settlement date July 15, 2015)	(0.07)	(176,480)	4,098,510
Lean Hogs (113 contracts, settlement date June 12, 2015)	(0.07)	(188,950)	4,138,060
Lean Hogs (113 contracts, settlement date April 15, 2015)	(0.07)	(197,270)	3,764,030
Lean Hogs (113 contracts, settlement date February 13, 2015)	(0.12)	(315,750)	3,670,240
Light, Sweet Crude Oil (57 contracts, settlement date May 19, 2015)	(0.33)	(893,390)	3,172,050
Light, Sweet Crude Oil (58 contracts, settlement date April 21, 2015)	(0.38)	(1,019,440)	3,187,680
Light, Sweet Crude Oil (58 contracts, settlement date March 20, 2015)	(0.57)	(1,532,690)	3,147,080
Light, Sweet Crude Oil (58 contracts, settlement date February 20, 2015)	(0.58)	(1,560,200)	3,114,600
Light, Sweet Crude Oil (58 contracts, settlement date January 20, 2015)	(0.58)	(1,550,530)	3,089,660
Live Cattle (82 contracts, settlement date June 30, 2015)	(0.04)	(114,190)	5,080,720
Live Cattle (81 contracts, settlement date April 30, 2015)	0.08	218,730	5,261,760
Live Cattle (81 contracts, settlement date February 27, 2015)	0.09	242,130	5,299,020
Natural Gas (108 contracts, settlement date May 27, 2015)	(0.25)	(668,300)	3,189,240
Natural Gas (108 contracts, settlement date April 28, 2015)	(0.26)	(694,840)	3,136,320
Natural Gas (108 contracts, settlement date March 27, 2015)	(0.29)	(786,680)	3,111,480
Natural Gas (108 contracts, settlement date February 25, 2015)	(0.37)	(1,000,490)	3,127,680
Natural Gas (108 contracts, settlement date January 28, 2015)	(0.40)	(1,071,100)	3,120,120
NY Harbor ULSD (42 contracts, settlement date May 29, 2015)	(0.33)	(873,041)	3,200,602
NY Harbor ULSD (41 contracts, settlement date April 30, 2015)	(0.32)	(861,353)	3,105,627
NY Harbor ULSD (41 contracts, settlement date March 31, 2015)	(0.50)	(1,337,461)	3,104,594
NY Harbor ULSD (41 contracts, settlement date February 27, 2015)	(0.53)	(1,409,974)	3,129,218
NY Harbor ULSD (41 contracts, settlement date January 30, 2015)	(0.50)	(1,333,559)	3,157,459
Platinum (130 contracts, settlement date July 29, 2015)	0.01	33,995	7,871,500
Platinum (129 contracts, settlement date April 28, 2015)	0.01	20,485	7,801,275
Silver (66 contracts, settlement date July 29, 2015)	(0.02)	(47,050)	5,168,460
Silver (67 contracts, settlement date May 27, 2015)	(0.35)	(940,295)	5,236,720
Silver (67 contracts, settlement date March 27, 2015)	(0.34)	(913,105)	5,225,665
Soybean (101 contracts, settlement date July 14, 2015)	(0.03)	(92,050)	5,236,850
Soybean (101 contracts, settlement date May 14, 2015)	(0.07)	(199,812)	5,204,025
Soybean (102 contracts, settlement date March 13, 2015)	(0.06)	(163,712)	5,219,850
Soybean Oil (269 contracts, settlement date July 14, 2015)	(0.04)	(102,582)	5,253,570
Soybean Oil (269 contracts, settlement date May 14, 2015)	(0.13)	(336,222)	5,221,290
Soybean Oil (270 contracts, settlement date March 13, 2015)	(0.13)	(337,578)	5,206,680
Sugar (314 contracts, settlement date June 30, 2015)	(0.17)	(441,795)	5,363,120
Sugar (315 contracts, settlement date April 30, 2015)	(0.31)	(834,389)	5,263,776
Sugar (315 contracts, settlement date February 27, 2015)	(0.39)	(1,039,808)	5,122,656
Wheat (176 contracts, settlement date July 14, 2015)	0.12	314,688	5,258,000
Wheat (176 contracts, settlement date May 14, 2015)	0.04	106,325	5,231,600
Wheat (176 contracts, settlement date March 13, 2015)	0.05	143,925	5,189,800
Net Unrealized Depreciation on Futures Contracts	(10.21)%	$(27,249,076)	$266,577,952

*	Denotes greater than 0.000% yet less than 0.005%

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

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Income and Expenses
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Income
Interest Income	$44,304	$189,643	$331,044

Expenses
Management fee to related party	2,835,654	3,500,487	4,637,997
Brokerage fees and expenses	667,213	823,644	377,195
Total expenses	3,502,867	4,324,131	5,015,192
Net Investment Loss	(3,458,563)	(4,134,488)	(4,684,148)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	-	(10,376)	1,429
Futures Contracts	(12,125,640)	(53,539,832)	(55,222,884)
Net Realized Loss	(12,125,640)	(53,550,208)	(55,221,455)
Net Change in Unrealized Gain (Loss) on
Investments	(1,254)	(13,546)	15,980
Futures Contracts	(23,193,888)	8,459,270	32,487,331
Net Change in Unrealized Gain (Loss)	(23,195,142)	8,445,724	32,503,311
Net Realized and Unrealized Loss on Investments and Futures Contracts	(35,320,782)	(45,104,484)	(22,718,144)

Net Loss	$(38,779,345)	$(49,238,972)	$(27,402,292)

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2014

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 1, 2014	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Limited Units	-	-	-	-	1,550,000	43,387,949	-	43,387,949	43,387,949
Redemption of Limited Units	-	-	-	-	(2,300,000)	(57,703,054)	-	(57,703,054)	(57,703,054)
Net Loss:
Net Investment Loss	-	-	(15)	(15)	-	-	(3,458,548)	(3,458,548)	(3,458,563)
Net Realized Loss on Investments and Futures Contracts	-	-	(45)	(45)	-	-	(12,125,595)	(12,125,595)	(12,125,640)
Net Change in Unrealized Loss on
Investments and Futures
Contracts	-	-	(85)	(85)	-	-	(23,195,057)	(23,195,057)	(23,195,142)
Net Loss	-	-	(145)	(145)	-	-	(38,779,200)	(38,779,200)	(38,779,345)
Balance at December 31, 2014	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2013

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 1, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	-	-	-	-	900,000	25,704,701	-	25,704,701	25,704,701
Redemption of Limited Units	-	-	-	-	(4,900,000)	(131,081,245)	-	(131,081,245)	(131,081,245)
Net Loss:
Net Investment Loss	-	-	(15)	(15)	-	-	(4,134,473)	(4,134,473)	(4,134,488)
Net Realized Loss on Investments and Futures Contracts	-	-	(171)	(171)	-	-	(53,550,037)	(53,550,037)	(53,550,208)
Net Change in Unrealized Gain on Investments and Futures Contracts	-	-	28	28	-	-	8,445,696	8,445,696	8,445,724
Net Loss	-	-	(158)	(158)			(49,238,814)	(49,238,814)	(49,238,972)
Balance at December 31, 2013	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584

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

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Cash flow from operating activities:
Net Loss	$(38,779,345)	$(49,238,972)	$(27,402,292)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Purchase of investment securities	(778,448,400)	(1,484,819,380)	(2,089,638,671)
Proceeds from sales of investment securities	778,495,000	1,754,981,721	1,629,991,694
Net accretion of discount	(44,304)	(189,643)	(331,044)
Net realized (gain) loss on investment securities	-	10,376	(1,429)
Unrealized depreciation (appreciation) on investments	23,195,142	(8,445,724)	(32,503,311)
Decrease in accrued expenses	(87,513)	(387,139)	(666,087)
Net cash provided by (used for) operating activities	(15,669,420)	211,911,239	(520,551,140)

Cash flows from financing activities:
Proceeds from creation of Limited Units	43,387,949	25,704,701	101,149,075
Redemption of Limited Units	(57,703,054)	(131,081,245)	(180,296,699)
Increase (decrease) in capital shares payable	-	(4,327,722)	2,829,896
Net cash provided by (used for) financing activities	(14,315,105)	(109,704,266)	(76,317,728)

Net change in cash	(29,984,525)	102,206,973	(596,868,868)
Cash held by broker at beginning of year	124,417,599	22,210,626	619,079,494
Cash held by broker at end of year	$94,433,074	$124,417,599	$22,210,626

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
December 31, 2014 and 2013

	2014	2013
Assets
Equity in broker trading accounts:
Short-term investments (cost $199,994,069 and $199,996,365 as of 2014 and 2013, respectively)	$199,995,250	$199,998,800
Cash held by broker	94,433,074	124,417,599
Net unrealized depreciation on futures contracts	(27,249,076)	(4,055,188)
Total assets	$267,179,248	$320,361,211

Liabilities and shareholders’ equity
Management fee payable to related party	205,492	241,143
Accrued brokerage fees and expenses payable	75,622	127,484
Total liabilities	281,114	368,627

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(360)	(215)
Total General Units	1,140	1,285
Limited Units:
Paid in capital - 11,700,000 and 12,450,000 redeemable shares issued and outstanding as of 2014 and 2013, respectively	350,523,308	364,838,413
Accumulated deficit	(83,626,314)	(44,847,114)

Total Limited Units	266,896,994	319,991,299

Total shareholders’ equity	266,898,134	319,992,584
Total liabilities and shareholders’ equity	$267,179,248	$320,361,211

Net asset value per share

General Units	$22.80	$25.70

Limited Units	$22.81	$25.70

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
 Schedule of Investments
December 31, 2014

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.01% due January 22, 2015	37.47%	$99,998,600	$100,000,000
U.S. Treasury Bills, 0.03% due March 12, 2015	18.73	49,998,100	50,000,000
U.S. Treasury Bills, 0.06% due March 26, 2015	18.73	49,998,550	50,000,000
Total U.S. Treasury Obligations (cost $199,994,069)	74.93%	$199,995,250	$200,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (181 contracts, settlement date July 16, 2015)	0.03%	$83,950	$5,229,090
Cocoa (181 contracts, settlement date May 13, 2015)	(0.13)	(334,480)	5,234,520
Cocoa (181 contracts, settlement date March 16, 2015)	(0.12)	(316,920)	5,267,100
Coffee (82 contracts, settlement date July 21, 2015)	(0.25)	(671,513)	5,285,925
Coffee (82 contracts, settlement date May 18, 2015)	(0.27)	(719,438)	5,205,975
Coffee (83 contracts, settlement date March 19, 2015)	(0.28)	(747,038)	5,185,425
Copper (74 contracts, settlement date July 29, 2015)	(0.12)	(320,262)	5,227,175
Copper (74 contracts, settlement date May 27, 2015)	(0.22)	(584,150)	5,223,475
Copper (74 contracts, settlement date March 27, 2015)	(0.21)	(559,600)	5,227,175
Corn (258 contracts, settlement date July 14, 2015)	0.04	101,863	5,321,250
Corn (258 contracts, settlement date May 14, 2015)	0.09	250,975	5,234,175
Corn (259 contracts, settlement date March 13, 2015)	0.09	242,600	5,141,150
Cotton (171 contracts, settlement date July 09, 2015)	0.00 *	5,610	5,301,000
Cotton (171 contracts, settlement date May 06, 2015)	(0.12)	(316,150)	5,221,485
Cotton (171 contracts, settlement date March 09, 2015)	(0.27)	(716,905)	5,153,085
Gold (44 contracts, settlement date June 26, 2015)	0.03	88,470	5,215,760
Gold (44 contracts, settlement date April 28, 2015)	(0.17)	(446,860)	5,213,560
Gold (44 contracts, settlement date February 25, 2015)	(0.13)	(335,420)	5,210,040
Lean Hogs (113 contracts, settlement date July 15, 2015)	(0.07)	(176,480)	4,098,510
Lean Hogs (113 contracts, settlement date June 12, 2015)	(0.07)	(188,950)	4,138,060
Lean Hogs (113 contracts, settlement date April 15, 2015)	(0.07)	(197,270)	3,764,030
Lean Hogs (113 contracts, settlement date February 13, 2015)	(0.12)	(315,750)	3,670,240
Light, Sweet Crude Oil (57 contracts, settlement date May 19, 2015)	(0.33)	(893,390)	3,172,050
Light, Sweet Crude Oil (58 contracts, settlement date April 21, 2015)	(0.38)	(1,019,440)	3,187,680
Light, Sweet Crude Oil (58 contracts, settlement date March 20, 2015)	(0.57)	(1,532,690)	3,147,080
Light, Sweet Crude Oil (58 contracts, settlement date February 20, 2015)	(0.58)	(1,560,200)	3,114,600
Light, Sweet Crude Oil (58 contracts, settlement date January 20, 2015)	(0.58)	(1,550,530)	3,089,660
Live Cattle (82 contracts, settlement date June 30, 2015)	(0.04)	(114,190)	5,080,720
Live Cattle (81 contracts, settlement date April 30, 2015)	0.08	218,730	5,261,760
Live Cattle (81 contracts, settlement date February 27, 2015)	0.09	242,130	5,299,020
Natural Gas (108 contracts, settlement date May 27, 2015)	(0.25)	(668,300)	3,189,240
Natural Gas (108 contracts, settlement date April 28, 2015)	(0.26)	(694,840)	3,136,320
Natural Gas (108 contracts, settlement date March 27, 2015)	(0.29)	(786,680)	3,111,480
Natural Gas (108 contracts, settlement date February 25, 2015)	(0.37)	(1,000,490)	3,127,680
Natural Gas (108 contracts, settlement date January 28, 2015)	(0.40)	(1,071,100)	3,120,120
NY Harbor ULSD (42 contracts, settlement date May 29, 2015)	(0.33)	(873,041)	3,200,602
NY Harbor ULSD (41 contracts, settlement date April 30, 2015)	(0.32)	(861,353)	3,105,627
NY Harbor ULSD (41 contracts, settlement date March 31, 2015)	(0.50)	(1,337,461)	3,104,594
NY Harbor ULSD (41 contracts, settlement date February 27, 2015)	(0.53)	(1,409,974)	3,129,218
NY Harbor ULSD (41 contracts, settlement date January 30, 2015)	(0.50)	(1,333,559)	3,157,459
Platinum (130 contracts, settlement date July 29, 2015)	0.01	33,995	7,871,500
Platinum (129 contracts, settlement date April 28, 2015)	0.01	20,485	7,801,275
Silver (66 contracts, settlement date July 29, 2015)	(0.02)	(47,050)	5,168,460
Silver (67 contracts, settlement date May 27, 2015)	(0.35)	(940,295)	5,236,720
Silver (67 contracts, settlement date March 27, 2015)	(0.34)	(913,105)	5,225,665
Soybean (101 contracts, settlement date July 14, 2015)	(0.03)	(92,050)	5,236,850
Soybean (101 contracts, settlement date May 14, 2015)	(0.07)	(199,812)	5,204,025
Soybean (102 contracts, settlement date March 13, 2015)	(0.06)	(163,712)	5,219,850
Soybean Oil (269 contracts, settlement date July 14, 2015)	(0.04)	(102,582)	5,253,570
Soybean Oil (269 contracts, settlement date May 14, 2015)	(0.13)	(336,222)	5,221,290
Soybean Oil (270 contracts, settlement date March 13, 2015)	(0.13)	(337,578)	5,206,680
Sugar (314 contracts, settlement date June 30, 2015)	(0.17)	(441,795)	5,363,120
Sugar (315 contracts, settlement date April 30, 2015)	(0.31)	(834,389)	5,263,776
Sugar (315 contracts, settlement date February 27, 2015)	(0.39)	(1,039,808)	5,122,656
Wheat (176 contracts, settlement date July 14, 2015)	0.12	314,688	5,258,000
Wheat (176 contracts, settlement date May 14, 2015)	0.04	106,325	5,231,600
Wheat (176 contracts, settlement date March 13, 2015)	0.05	143,925	5,189,800
Net Unrealized Depreciation on Futures Contracts	(10.21)%	$(27,249,076)	$266,577,952

*	Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
 Schedule of Investments
December 31, 2013

	Percentage		Fair	Face
Description	of Net Assets		Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.01% due January 16, 2014	15.62%		$49,999,850	$50,000,000
U.S. Treasury Bills, 0.01% due January 23, 2014	46.88		149,998,950	150,000,000
Total U.S. Treasury Obligations (cost $199,996,365)	62.50%		$199,998,800	$200,000,000

	Percentage		Fair	Notional
Description	of Net Assets		Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (231 contracts, settlement date July 16, 2014)	0.01%		$35,760	$6,292,440
Cocoa (231 contracts, settlement date May 14, 2014)	0.13		411,440	6,273,960
Cocoa (231 contracts, settlement date March 14, 2014)	0.12		381,180	6,257,790
Coffee (148 contracts, settlement date July 21, 2014)	0.07		216,881	6,388,050
Coffee (148 contracts, settlement date May 19, 2014)	(0.17)		(536,812)	6,268,725
Coffee (148 contracts, settlement date March 19, 2014)	(0.17)		(545,550)	6,143,850
Copper (74 contracts, settlement date July 29, 2014)	0.06		200,375	6,240,975
Copper (74 contracts, settlement date May 28, 2014)	0.07		207,963	6,262,250
Copper (74 contracts, settlement date March 27, 2014)	0.08		240,550	6,283,525
Corn (292 contracts, settlement date July 14, 2014)	(0.05)		(170,225)	6,380,200
Corn (292 contracts, settlement date May 14, 2014)	(0.19)		(618,075)	6,281,650
Corn (292 contracts, settlement date March 14, 2014)	(0.20)		(625,900)	6,161,200
Cotton (149 contracts, settlement date July 09, 2014)	0.09		301,180	6,256,510
Cotton (149 contracts, settlement date May 07, 2014)	0.00	*	(10,605)	6,287,800
Cotton (148 contracts, settlement date March 07, 2014)	(0.02)		(59,930)	6,263,360
Gold (52 contracts, settlement date June 26, 2014)	(0.15)		(487,650)	6,258,720
Gold (52 contracts, settlement date April 28, 2014)	(0.15)		(482,440)	6,255,600
Gold (52 contracts, settlement date February 26, 2014)	(0.17)		(529,510)	6,251,960
Lean Hogs (125 contracts, settlement date July 15, 2014)	0.02		72,180	4,942,500
Lean Hogs (125 contracts, settlement date June 13, 2014)	0.01		46,480	5,007,500
Lean Hogs (125 contracts, settlement date April 14, 2014)	0.07		229,450	4,533,750
Lean Hogs (126 contracts, settlement date February 14, 2014)	0.00	* *	9,330	4,305,420
Light, Sweet Crude Oil (39 contracts, settlement date May 20, 2014)	0.04		136,060	3,793,920
Light, Sweet Crude Oil (38 contracts, settlement date April 22, 2014)	0.05		144,650	3,723,620
Light, Sweet Crude Oil (38 contracts, settlement date March 20, 2014)	0.02		55,240	3,740,720
Light, Sweet Crude Oil (38 contracts, settlement date February 20, 2014)	0.01		31,670	3,744,900
Light, Sweet Crude Oil (38 contracts, settlement date January 21, 2014)	0.00	* *	5,710	3,739,960
Live Cattle (118 contracts, settlement date June 30, 2014)	0.01		44,040	6,108,860
Live Cattle (117 contracts, settlement date April 30, 2014)	0.06		187,100	6,332,040
Live Cattle (118 contracts, settlement date February 28, 2014)	0.10		335,300	6,354,300
Natural Gas (91 contracts, settlement date May 28, 2014)	0.12		397,390	3,743,740
Natural Gas (91 contracts, settlement date April 28, 2014)	0.13		412,180	3,726,450
Natural Gas (91 contracts, settlement date March 27, 2014)	0.11		362,890	3,735,550
Natural Gas (90 contracts, settlement date February 26, 2014)	0.12		383,380	3,773,700
Natural Gas (90 contracts, settlement date January 29, 2014)	0.12		395,000	3,807,000
NY Harbor ULSD (30 contracts, settlement date May 30, 2014) ***	0.06		205,317	3,810,996
NY Harbor ULSD (30 contracts, settlement date April 30, 2014) ***	0.07		207,673	3,822,714
NY Harbor ULSD (29 contracts, settlement date March 31, 2014) ***	0.04		116,840	3,706,983
NY Harbor ULSD (29 contracts, settlement date February 28, 2014) ***	0.03		102,001	3,719,528
NY Harbor ULSD (29 contracts, settlement date January 31, 2014) ***	0.04		113,904	3,733,414
Platinum (137 contracts, settlement date July 29, 2014)	(0.15)		(490,930)	9,430,395
Platinum (137 contracts, settlement date April 28, 2014)	(0.18)		(574,305)	9,410,530
Silver (64 contracts, settlement date July 29, 2014)	(0.18)		(567,615)	6,220,160
Silver (65 contracts, settlement date May 28, 2014)	(0.15)		(490,235)	6,306,625
Silver (65 contracts, settlement date March 27, 2014)	(0.15)		(479,325)	6,295,250
Soybean (98 contracts, settlement date July 14, 2014)	0.06		182,763	6,196,050
Soybean (98 contracts, settlement date May 14, 2014)	0.11		344,875	6,257,300
Soybean (98 contracts, settlement date March 14, 2014)	0.13		401,825	6,333,250
Soybean Oil (266 contracts, settlement date July 14, 2014)	(0.12)		(397,332)	6,361,656
Soybean Oil (264 contracts, settlement date May 14, 2014)	(0.15)		(466,266)	6,255,216
Soybean Oil (264 contracts, settlement date March 14, 2014)	(0.14)		(450,534)	6,198,192
Sugar (338 contracts, settlement date June 30, 2014)	(0.12)		(385,806)	6,333,309
Sugar (338 contracts, settlement date April 30, 2014)	(0.11)		(337,557)	6,268,954
Sugar (339 contracts, settlement date February 28, 2014)	(0.14)		(462,112)	6,230,549
Wheat (205 contracts, settlement date July 14, 2014)	(0.17)		(549,650)	6,321,687
Wheat (205 contracts, settlement date May 14, 2014)	(0.20)		(627,613)	6,273,000
Wheat (205 contracts, settlement date March 14, 2014)	(0.20)		(627,788)	6,203,812
Net Unrealized Depreciation on Futures Contracts	(1.27)%		$(4,055,188)	$319,612,065

*	Denotes less than 0.000% yet greater than (0.005)%
**	Denotes greater than 0.000% yet less than 0.005%
***	The CME Group changed specifications and the name of Heating Oil futures to ‘NY Harbor ULSD’ in May 2013

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
 Statements of Income and Expenses
For the Years Ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Income
Interest Income	$44,304	$189,643	$331,044

Expenses
Management fee to related party	2,835,654	3,500,487	4,637,997
Brokerage fees and expenses	667,213	823,644	377,195
Total expenses	3,502,867	4,324,131	5,015,192
Net Investment Loss	(3,458,563)	(4,134,488)	(4,684,148)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	-	(10,376)	1,429
Futures Contracts	(12,125,640)	(53,539,832)	(55,222,884)
Net Realized Loss	(12,125,640)	(53,550,208)	(55,221,455)
Net Change in Unrealized Gain (Loss) on
Investments	(1,254)	(13,546)	15,980
Futures Contracts	(23,193,888)	8,459,270	32,487,331
Net Change in Unrealized Gain (Loss)	(23,195,142)	8,445,724	32,503,311
Net Realized and Unrealized Loss on Investments and Futures Contracts	(35,320,782)	(45,104,484)	(22,718,144)

Net Loss	$(38,779,345)	$(49,238,972)	$(27,402,292)

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
 Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2014

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 1, 2014	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Limited Units	-	-	-	-	1,550,000	43,387,949	-	43,387,949	43,387,949
Redemption of Limited Units	-	-	-	-	(2,300,000)	(57,703,054)	-	(57,703,054)	(57,703,054)
Net Loss:
Net Investment Loss	-	-	(15)	(15)	-	-	(3,458,548)	(3,458,548)	(3,458,563)
Net Realized Loss on Investments and Futures Contracts	-	-	(45)	(45)	-	-	(12,125,595)	(12,125,595)	(12,125,640)
Net Change in Unrealized Loss on Investments and Futures Contracts	-	-	(85)	(85)	-	-	(23,195,057)	(23,195,057)	(23,195,142)
Net Loss	-	-	(145)	(145)	-	-	(38,779,200)	(38,779,200)	(38,779,345)
Balance at December 31, 2014	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
 Statement of Changes in Shareholders’ Equity
For the Year Ended December 31, 2013

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 1, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	-	-	-	-	900,000	25,704,701	-	25,704,701	25,704,701
Redemption of Limited Units	-	-	-	-	(4,900,000)	(131,081,245)	-	(131,081,245)	(131,081,245)
Net Loss:
Net Investment Loss	-	-	(15)	(15)	-	-	(4,134,473)	(4,134,473)	(4,134,488)
Net Realized Loss on Investments and Futures Contracts	-	-	(171)	(171)	-	-	(53,550,037)	(53,550,037)	(53,550,208)
Net Change in Unrealized Gain on Investments and Futures Contracts	-	-	28	28	-	-	8,445,696	8,445,696	8,445,724
Net Loss	-	-	(158)	(158)			(49,238,814)	(49,238,814)	(49,238,972)
Balance at December 31, 2013	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584

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

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
 Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Cash flow from operating activities:
Net Loss	$(38,779,345)	$(49,238,972)	$(27,402,292)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Purchase of investment securities	(778,448,400)	(1,484,819,380)	(2,089,638,671)
Proceeds from sales of investment securities	778,495,000	1,754,981,721	1,629,991,694
Net accretion of discount	(44,304)	(189,643)	(331,044)
Net realized (gain) loss on investment securities	-	10,376	(1,429)
Unrealized depreciation (appreciation) on investments	23,195,142	(8,445,724)	(32,503,311)
Decrease in accrued expenses	(87,513)	(387,139)	(666,087)
Net cash provided by (used for) operating activities	(15,669,420)	211,911,239	(520,551,140)

Cash flows from financing activities:
Proceeds from creation of Limited Units	43,387,949	25,704,701	101,149,075
Redemption of Limited Units	(57,703,054)	(131,081,245)	(180,296,699)
Increase (decrease) in capital shares payable	-	(4,327,722)	2,829,896
Net cash provided by (used for) financing activities	(14,315,105)	(109,704,266)	(76,317,728)

Net change in cash	(29,984,525)	102,206,973	(596,868,868)
Cash held by broker at beginning of year	124,417,599	22,210,626	619,079,494
Cash held by broker at end of year	$94,433,074	$124,417,599	$22,210,626

See accompanying notes to consolidated financial statements

GreenHaven Continuous Commodity Index Fund GreenHaven Continuous Commodity Index Master Fund Notes to Consolidated Financial Statements Years Ended December 31, 2014, 2013, and 2012

(1) Organization

The GreenHaven Continuous Commodity Index Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively as the context requires) was formed as a Delaware statutory trust on October 27, 2006, and GreenHaven Continuous Commodity Index Master Fund (the “Master Fund”), was formed as a Delaware statutory trust on October 27, 2006. The Fund offers common units of beneficial interest (the “Shares”). Upon inception, 50 General Units of the Fund were issued to GreenHaven Commodity Services, LLC (the “Managing Owner”) in exchange for a capital contribution of $1,500. The Managing Owner serves the Fund as commodity pool operator, commodity trading advisor, and managing owner.

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

The Managing Owner and the Shareholders share in any profits and losses attributable to the Fund in proportion to the percentage interest owned by each.

The Managing Owner, the Fund, and the Master Fund retain the services of third party service providers to operate the ongoing operations of the Fund and the Master Fund (See Note (2)).

(2) Service Providers and Related Party Agreements

(a) “The Trustee” – Delaware Trust Company (formerly CSC Trust Company of Delaware) is the trustee for the Fund and Master Fund. CSC Trust is headquartered in Wilmington, DE.

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

(f) “The Authorized Participant” — Authorized Participants may create or redeem shares of the Master Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust Company, or DTC, and (3) have entered into a participant agreement with the Fund and the Managing Owner, or a Participant Agreement. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. The current Authorized Participants are J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. Incorporated, Newedge USA LLC, and RBC Capital Markets, LLC. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Master Unit Baskets by the Fund.

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

The Fund accounts for uncertainty in income taxes pursuant to the applicable accounting standard, which provides measurement, presentation and disclosure guidance related to uncertain tax positions. The guidance addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this topic, the Fund recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Management’s reassessment of the Fund’s tax positions has not had a material impact on the Fund’s financial condition, results of operations or liquidity in any year presented.

(e) Futures Contracts

The Master Fund purchases and holds commodity futures contracts for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges.   In the consolidated statements of financial condition, futures contracts are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard.  Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard.  (See Note 4 – Fair Value Measurements)

However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable provided such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the consolidated statements of income and expenses in the period in which the contract is closed or the changes occur, respectively.

(f) Basis of Presentation and Consolidation

All of the capital raised by the Fund is used to purchase common units of beneficial interest in the Master Fund. The financial statement balances of the Master Fund are consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions are eliminated. Separate financial statements of the Master Fund are presented to comply with SEC reporting requirements as the Master Fund is a separate SEC registrant.

(g) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Fund has evaluated events occurring between the year ended December 31, 2014 and when the financial statements were issued.

During that period 150,000 Limited Shares were created and 450,000 Limited Shares were redeemed resulting in 11,400,000 Limited Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of December 31, 2014, classified according to the levels used to value them, is as follows:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
U.S. Treasuries	$-	$199,995,250	$-	$199,995,250
Futures Contracts	(27,249,076)	-	-	(27,249,076)
Total	$(27,249,076)	$199,995,250	$-	$172,746,174

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2014. The Fund did not hold any Level 3 securities during the year ended December 31, 2014.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of December 31, 2014, the Fund was invested in futures contracts.

At December 31, 2014, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(27,249,076)	$-	$(27,249,076)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2014:

	Realized Loss
	on Derivative	Net Change in Unrealized Loss
Derivative Instruments	Instruments	on Derivative Instruments
Futures Contracts	$(12,125,640)	$(23,193,888)

At December 31, 2013, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(4,055,188)	$-	$(4,055,188)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2013:

	Realized Loss on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$(53,539,832)	$8,459,270

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund, categorized by risk exposure, for the year ended December 31, 2012:

	Realized Loss on	Net Change in Unrealized Gain
Derivative Instruments	Derivative Instruments	on Derivative Instruments
Futures Contracts	$(55,222,884)	$32,487,331

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

(8) Operating Expenses

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the years ended December 31, 2014, 2013 and 2012 were $2,835,654, $3,500,487 and $4,637,997, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the years ended December 31, 2014, 2013 and 2012 were $667,213, $823,644 and $377,195, respectively.

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

(11) Commitments and Contingencies

The Managing Owner has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of December 31, 2014, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2014, 2013 and 2012. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended	Year Ended	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012

Net Asset Value
Net asset value per Limited Share, beginning of year	$25.70	$28.85	$29.96

Net realized and change in unrealized loss from investments	(2.62)	(2.88)	(0.85)
Net investment loss on U.S. Treasury Obligations	(0.27)	(0.27)	(0.26)
Net decrease in net assets from operations	(2.89)	(3.15)	(1.11)
Net asset value per Limited Share, end of year	$22.81	$25.70	$28.85

Market value per Limited Share, beginning of year	$25.70	$28.83	$29.92
Market value per Limited Share, end of year	$22.86	$25.70	$28.83

Ratio to average net assets
Net investment loss*	(1.04)%	(1.01)%	(0.86)%
Total expenses	1.05%	1.05%	0.92%

Total Return, at net asset value	(11.25)%	(10.92)%	(3.70)%
Total Return, at market value	(11.05)%	(10.86)%	(3.64)%

*Net investment loss is calculated by subtracting the Fund expenses from U.S. Treasury Obligations income

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Managing Owner assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Managing Owner used the criteria set forth in the 2013 Internal Controls – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on their assessment, Management believes that, as of December 31, 2014, its internal control over financial reporting is effective.

Grant Thornton LLP, the independent registered public accounting firm that audited the Fund’s consolidated financial statements included in this Annual Report on Form 10-K, has issued attestation reports on the Fund’s internal control over financial reporting, which appear on page 76 and 77 of this Annual Report on Form 10-K.

Management evaluated whether there was a change in the Fund’s internal control over financial reporting during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. Based on this evaluation, Management believes that there was no such change during the three months ended December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of

GreenHaven Continuous Commodity Index Fund:

We have audited the internal control over financial reporting of GreenHaven Continuous Commodity Index Fund (a Delaware Statutory Trust) and subsidiary as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GreenHaven Continuous Commodity Index Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Management’sFinancial Reporting. Our responsibility is to express an opinion on the GreenHaven Continuous Commodity Index Fund’s internal control over financial reporting based on our audit.

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

In our opinion, GreenHaven Continuous Commodity Index Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the GreenHaven Continuous Commodity Index Fund and subsidiary as of and for the year ended December 31, 2014, and our report dated March 6, 2015 and expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Managers and Shareholders of
GreenHaven Continuous Commodity Index Master Fund:

We have audited the internal control over financial reporting of GreenHaven Continuous Commodity Index Master Fund (a Delaware Statutory Trust) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GreenHaven Continuous Commodity Index Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the GreenHaven Continuous Commodity Index Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, GreenHaven Continuous Commodity Index Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the GreenHaven Continuous Commodity Index Master Fund as of and for the year ended December 31, 2014, and our report dated March 6, 2015 and expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 6, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Fund has no directors or executive officers and also does not have any employees. It is managed by the Managing Owner.

The current board of directors and executive officers of the Managing Owner are as follows:

Name	Age	Position
Ashmead Pringle	68	Chief Executive Officer and Member of the Board of Directors
Cooper Anderson	35	Chief Financial Officer and Member of the Board of Directors
TJ Mangold	63	Independent Director, Audit Committee Member
Steve O’Grady	67	Independent Director, Audit Committee Member
Cengiz Searfoss	45	Independent Director, Audit Committee Member

Mr. Ashmead Pringle and Mr. Cooper Anderson serve as executive officers of the Managing Owner. Mr. TJ Mangold is the Audit Committee Chair. The Fund has no executive officers. Its affairs are managed by the Managing Owner. The following individuals serve as Management and Directors of the Managing Owner.

Principals and Key Employees. Ashmead Pringle and Cooper Anderson serve as the chief decision makers of the Managing Owner.

Ashmead Pringle, 68, Chief Executive Officer
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

Cooper Anderson, 35, Chief Financial Officer and Manager of Operations
Mr. Anderson is the Manager of Operations for the Managing Owner and is responsible for daily futures trading, cash flow management, treasury portfolio management, and quantitative analysis for the GreenHaven Continuous Commodity Index Fund.  Prior to joining GreenHaven LLC, in April of 2007, Mr. Anderson worked from December of 2002 until March of 2006 as an analyst in Institutional Equity Sales and Trading for Credit Suisse Securities USA LLC, a securities broker dealer and investment bank based in Zurich, Switzerland. At Credit Suisse Securities USA LLC, Mr. Anderson served as a brokerage sales person covering the major financial institutions in the Southeastern United States and the Caribbean. Between March of 2006 and April of 2007, Mr. Anderson took time off from work. He has passed the Level 3 CFA® exam and has a B.B.A. in Finance from the University of Georgia. Mr. Anderson became a registered Associated Person on May 29, 2007 with GreenHaven LLC and registered Associated Person and as listed Principal of the Managing Owner on November 30, 2009.  The registration associated with GreenHaven, LLC became inactive as of February 2, 2011.

Scott Glasing, 52, Trader
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

Thomas J Mangold spent thirty-seven years in public accounting with PricewaterhouseCoopers LLP (PwC), serving national and international public and private clients.  He has extensive experience in providing financial reporting, accounting, internal control and mergers and acquisitions expertise.  He also served in various leadership roles for PwC including leading its Information and Communication practice and as a member of the firm’s U.S. Extended Leadership Team.  Mr. Mangold is a certified public accountant and holds a bachelor’s degree in accounting from the University of Cincinnati.

Stephen O’Grady has more than thirty-nine years of experience in the financial services sector, most recently as part of GFI Group where he helped start the company’s ETF division.  Prior to GFI, Mr. O’Grady spent seven years as a partner at Kellogg Capital Group, and for six years served as a Senior Vice President and Floor Manager for ABN-AMRO on the American Stock Exchange.  Mr. O’Grady was also President for SOG, Inc, a New York Stock Exchange options brokerage firm.  He was co-founder and President of Labranche Futures, and a partner at the New York Futures Exchange.  Mr. O’Grady started his career in the municipal bond markets, serving as Vice President and Head of Municipal Bond Trading and Underwriting at Chemical Bank, and as an employee in the Municipal Bond Department of Bankers Trust Company.  Mr. O’Grady holds a Masters of Business Administration from Harvard Business School and a Bachelors of Arts Degree in Economics from Williams College.

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

As of December 31, 2014, none of either Mr. Pringle, Mr. Anderson, Mr. Glasing or any Director owned any Shares, and the Managing Owner owned fifty (50) Shares.

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

Executive Compensation

The Fund has no employees, officers or directors and is managed by GreenHaven Commodity Services LLC. None of the directors or officers of GreenHaven Commodity Services LLC receive compensation from the Fund. GreenHaven Commodity Services LLC receives a monthly management fee of  1/12 of 0.85% (0.85% annually) of the average daily net assets of the Fund during the preceding month. During 2014, 2013, and 2012, the Fund incurred management fees of $2,835,654, $3,500,487, and $4,637,997, respectively.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our General Shares and Limited Shares as of December 31, 2014, by management. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
General Shares	GreenHaven Commodity Services LLC 3340 Peachtree Rd, Suite 1910 Atlanta, GA 30326	50 shares	100%

The Fund has no securities authorized for issuance under equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following table sets forth compensation earned from the Managing Owner during the year ended December 31, 2014, by the Directors of the Managing Owner.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation		Total
Independent Directors
Thomas Mangold	$21,000	NA	NA	NA	$ NA	$	NA	$21,000
Stephen O’Grady	$15,000	NA	NA	NA	$ NA	$	NA	$15,000
Cengiz Searfoss	$15,000	NA	NA	NA	$ NA	$	NA	$15,000
80

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by Grant Thornton, the Fund’s independent registered public accounting firm.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$159,077	$155,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$159,077	$155,000

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee of the Managing Owner approved 100% of the services described above provided by Grant Thornton to the Fund. The Audit Committee of the Managing Owner pre-approves all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

See financial statements commencing on page 47 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

EXHIBIT NO.	DESCRIPTION
4.1	Amended Declaration of Trust and Trust Agreement of the Registrant1

4.2	Amended Declaration of Trust and Trust Agreement of the Co-Registrant1

4.3	Form of Participant Agreement2

10.1	Form of Escrow Agreement3

10.2	Form of Global Custody Agreement3

10.3	Form of Administration Agreement4

1 Previously filed as an exhibit to Form S-1 on November 3, 2006 and incorporated herein by reference.
2Previously filed as an exhibit to Pre-Effective Amendment No. 3 to Form S-1 on October 2, 2007 and incorporated herein by reference.
3Previously filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1 on August 1, 2007 and incorporated herein by reference.
4Previously filed as an exhibit to Form 8-K on January 14, 2008 and incorporated herein by reference.

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

99.1 99.2
Prospectus filed by the registrant on January 13, 2011pursuant to Rule 424(b)(3) of the Securities Act (File No.333-170917)

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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
	Name:	Ashmead Pringle
	Title:	Director and Chief Executive Officer

Dated: March 6, 2015	By:	/s/ Cooper Anderson
	Name:	Cooper Anderson
	Title:	Chief Operating Officer (principal financial officer)

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
	Name:	Ashmead Pringle
	Title:	Director and Chief Executive Officer

Dated: March 6, 2015	By:	/s/ Cooper Anderson
	Name:	Cooper Anderson
	Title:	Chief Operating Officer (principal financial officer)

