Form 10-Q
period 2015-03-31
GreenHaven Continuous Commodity Index Fund; GreenHaven Continuous Commodity Index Master Fund
filed 2015-05-13
CIK 1379606, 1379527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015,
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to

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

Indicate the number of outstanding Limited Shares as of March 31, 2015: 11,500,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND
GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
QUARTER ENDED MARCH 31, 2015

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GreenHaven Continuous Commodity Index Fund Financial Statements
Consolidated Statements of Financial Condition at March 31, 2015 (unaudited) and December 31, 2014	3
Unaudited Consolidated Schedule of Investments at March 31, 2015	4
Consolidated Schedule of Investments at December 31, 2014	5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended March 31, 2015 and 2014	6
Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2015	7
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	8

GreenHaven Continuous Commodity Index Master Fund Financial Statements
Statements of Financial Condition at March 31, 2015 (unaudited) and December 31, 2014	9
Unaudited Schedule of Investments at March 31, 2015	10
Schedule of Investments at December 31, 2014	11
Unaudited Statements of Income and Expenses for the Three Months Ended March 31, 2015 and 2014	12
Unaudited Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2015	13
Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	14
Notes to Consolidated Unaudited Financial Statements	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4. CONTROLS AND PROCEDURES	31

PART II. OTHER INFORMATION	33

ITEM 1. Legal Proceedings	33
ITEM 1A. Risk Factors	33
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3. Defaults Upon Senior Securities	33
ITEM 4. Reserved	33
ITEM 5. Other Information	33
ITEM 6. Exhibits	34

SIGNATURES	35

EXHIBIT INDEX	36
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-31.3 SECTION 302 CERTIFICATION OF CFO
EX-31.4 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CEO
EX-32.3 SECTION 906 CERTIFICATION OF CFO
EX-32.4 SECTION 906 CERTIFICATION OF CFO

GreenHaven Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
March 31, 2015 (unaudited) and December 31, 2014

	March 31, 2015	December 31,
	(unaudited)	2014
Assets
Equity in broker trading accounts:
Short-term investments (cost $199,994,248 and $199,994,069 as of March 31, 2015 and December 31, 2014, respectively)	$199,996,950	$199,995,250
Cash held by broker	60,768,219	94,433,074
Net unrealized depreciation on futures contracts	(16,701,398)	(27,249,076)
Total assets	$244,063,771	$267,179,248

Liabilities and shareholders’ equity
Management fee payable to related party	177,535	205,492
Accrued brokerage fees and expenses payable	120,702	75,622
Total liabilities	$298,237	$281,114

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(440)	(360)
Total General Units	1,060	1,140
Limited Units:
Paid in capital - 11,500,000 and 11,700,000 redeemable shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	345,924,852	350,523,308
Accumulated deficit	(102,160,378)	(83,626,314)

Total Limited Units	243,764,474	266,896,994

Total shareholders’ equity	243,765,534	266,898,134
Total liabilities and shareholders’ equity	$244,063,771	$267,179,248

Net asset value per share

General Units	$21.20	$22.80

Limited Units	$21.20	$22.81

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Schedule of Investments
March 31, 2015

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.02% due April 23, 2015	41.02%	$99,999,400	$100,000,000
U.S. Treasury Bills, 0.02% due June 11, 2015	20.51	49,998,750	50,000,000
U.S. Treasury Bills, 0.02% due June 25, 2015	20.51	49,998,800	50,000,000
Total U.S. Treasury Obligations (cost $199,994,248)	82.04%	$199,996,950	$200,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (178 contracts, settlement date September 15, 2015)	(0.12)%	$(294,420)	$4,795,320
Cocoa (177 contracts, settlement date July 16, 2015)	(0.11)	(279,580)	4,777,230
Cocoa (177 contracts, settlement date May 13, 2015)	(0.13)	(314,520)	4,777,230
Coffee (94 contracts, settlement date September 18, 2015)	(0.31)	(761,906)	4,905,037
Coffee (94 contracts, settlement date July 21, 2015)	(0.50)	(1,207,163)	4,797,525
Coffee (93 contracts, settlement date May 18, 2015)	(0.46)	(1,112,138)	4,634,888
Copper (69 contracts, settlement date September 28, 2015)	0.12	283,913	4,730,812
Copper (70 contracts, settlement date July 29, 2015)	(0.07)	(164,275)	4,799,375
Copper (70 contracts, settlement date May 27, 2015)	(0.11)	(277,213)	4,795,000
Corn (248 contracts, settlement date September 14, 2015)	(0.07)	(175,687)	4,860,800
Corn (250 contracts, settlement date July 14, 2015)	(0.10)	(233,650)	4,803,125
Corn (249 contracts, settlement date May 14, 2015)	(0.04)	(91,862)	4,684,312
Cotton (226 contracts, settlement date July 09, 2015)	0.06	149,365	7,170,980
Cotton (227 contracts, settlement date May 06, 2015)	0.00 *	4,305	7,161,850
Gold (60 contracts, settlement date August 27, 2015)	(0.09)	(225,450)	7,104,600
Gold (61 contracts, settlement date June 26, 2015)	(0.04)	(88,880)	7,217,520
Lean Hogs (99 contracts, settlement date October 14, 2015)	(0.02)	(61,430)	2,738,340
Lean Hogs (99 contracts, settlement date August 14, 2015)	(0.12)	(284,240)	3,077,910
Lean Hogs (99 contracts, settlement date July 15, 2015)	(0.17)	(420,610)	3,055,140
Lean Hogs (98 contracts, settlement date June 12, 2015)	(0.18)	(447,660)	2,971,360
Lean Hogs (99 contracts, settlement date April 15, 2015)	(0.28)	(682,310)	2,472,030
Light, Sweet Crude Oil (56 contracts, settlement date August 20, 2015)	(0.09)	(231,110)	2,950,640
Light, Sweet Crude Oil (56 contracts, settlement date July 21, 2015)	(0.09)	(221,710)	2,902,480
Light, Sweet Crude Oil (57 contracts, settlement date June 22, 2015)	(0.02)	(60,110)	2,894,460
Light, Sweet Crude Oil (57 contracts, settlement date May 19, 2015)	(0.12)	(283,710)	2,812,380
Light, Sweet Crude Oil (57 contracts, settlement date April 21, 2015)	(0.19)	(467,480)	2,713,200
Live Cattle (79 contracts, settlement date October 30, 2015)	0.07	180,670	4,777,920
Live Cattle (79 contracts, settlement date August 31, 2015)	0.00 *	5,990	4,724,200
Live Cattle (79 contracts, settlement date June 30, 2015)	(0.03)	(75,940)	4,813,470
Natural Gas (104 contracts, settlement date August 27, 2015)	(0.05)	(114,500)	2,897,440
Natural Gas (105 contracts, settlement date July 29, 2015)	(0.05)	(127,120)	2,921,100
Natural Gas (105 contracts, settlement date June 26, 2015)	(0.08)	(190,000)	2,888,550
Natural Gas (105 contracts, settlement date May 27, 2015)	(0.12)	(283,460)	2,825,550
Natural Gas (105 contracts, settlement date April 28, 2015)	(0.12)	(304,830)	2,772,000
NY Harbor ULSD (39 contracts, settlement date August 31, 2015)	(0.08)	(185,350)	2,899,260
NY Harbor ULSD (39 contracts, settlement date July 31, 2015)	(0.08)	(188,084)	2,864,371
NY Harbor ULSD (39 contracts, settlement date June 30, 2015)	0.01	27,031	2,835,706
NY Harbor ULSD (39 contracts, settlement date May 29, 2015)	(0.18)	(428,547)	2,811,463
NY Harbor ULSD (40 contracts, settlement date April 30, 2015)	(0.16)	(382,246)	2,869,440
Platinum (125 contracts, settlement date October 28, 2015)	(0.09)	(213,660)	7,155,000
Platinum (125 contracts, settlement date July 29, 2015)	(0.13)	(329,120)	7,146,250
Silver (57 contracts, settlement date September 28, 2015)	(0.04)	(88,585)	4,752,375
Silver (58 contracts, settlement date July 29, 2015)	0.06	136,475	4,825,600
Silver (57 contracts, settlement date May 27, 2015)	(0.01)	(36,995)	4,730,430
Soybean (98 contracts, settlement date August 14, 2015)	(0.11)	(257,250)	4,788,525
Soybean (98 contracts, settlement date July 14, 2015)	(0.09)	(230,363)	4,790,975
Soybean (98 contracts, settlement date May 14, 2015)	(0.09)	(223,913)	4,768,925
Soybean Oil (156 contracts, settlement date October 14, 2015)	(0.05)	(122,604)	2,874,456
Soybean Oil (156 contracts, settlement date September 14, 2015)	(0.06)	(135,366)	2,879,136
Soybean Oil (156 contracts, settlement date August 14, 2015)	(0.10)	(252,510)	2,873,520
Soybean Oil (156 contracts, settlement date July 14, 2015)	(0.07)	(182,760)	2,866,032
Soybean Oil (157 contracts, settlement date May 14, 2015)	(0.09)	(208,710)	2,862,738
Sugar (348 contracts, settlement date September 30, 2015)	(0.38)	(918,187)	4,942,157
Sugar (350 contracts, settlement date June 30, 2015)	(0.57)	(1,386,180)	4,727,520
Sugar (350 contracts, settlement date April 30, 2015)	(0.62)	(1,522,741)	4,676,560
Wheat (185 contracts, settlement date September 14, 2015)	(0.03)	(84,062)	4,833,125
Wheat (185 contracts, settlement date July 14, 2015)	(0.15)	(360,350)	4,754,500
Wheat (186 contracts, settlement date May 14, 2015)	(0.11)	(268,600)	4,759,275
Net Unrealized Depreciation on Futures Contracts	(6.85)%	$(16,701,398)	$243,511,113

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

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended March 31, 2015 and 2014

	2015	2014
Income
Interest Income	$10,326	$10,011

Expenses
Management fee to related party	534,030	690,079
Brokerage fees and expenses	125,654	162,372
Total expenses	659,684	852,451
Net Investment Loss	(649,358)	(842,440)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Futures Contracts	(28,433,985)	8,746,949
Net Realized Gain (Loss)	(28,433,985)	8,746,949
Net Change in Unrealized Gain on
Investments	1,521	1,693
Futures Contracts	10,547,678	21,964,056
Net Change in Unrealized Gain	10,549,199	21,965,749
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(17,884,786)	30,712,698

Net Gain (Loss)	$(18,534,144)	$29,870,258

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2015

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at Dec. 31, 2014	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134
Creation of Limited Units	—	—	—	—	250,000	5,487,716	—	5,487,716	5,487,716
Redemption of Limited Units	—	—	—	—	(450,000)	(10,086,172)	—	(10,086,172)	(10,086,172)
Net Loss:
Net Investment Loss	—	—	(3)	(3)	—	—	(649,355)	(649,355)	(649,358)
Net Realized Loss on Investments and Futures Contracts	—	—	(122)	(122)	—	—	(28,433,863)	(28,433,863)	(28,433,985)
Net Change in Unrealized Gain on Investments and Futures Contracts	—	—	45	45	—	—	10,549,154	10,549,154	10,549,199
Net Loss	—	—	(80)	(80)	—	—	(18,534,064)	(18,534,064)	(18,534,144)
Balance at March 31, 2015	50	$1,500	$(440)	$1,060	11,500,000	$345,924,852	$(102,160,378)	$243,764,474	$243,765,534

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014

	2015	2014

Cash flow from operating activities:
Net Gain (Loss)	$(18,534,144)	$29,870,258
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchase of investment securities	(199,989,853)	(199,987,096)
Proceeds from sales of investment securities	200,000,000	200,000,000
Net accretion of discount	(10,326)	(10,011)
Unrealized appreciation on investments and futures contracts	(10,549,199)	(21,965,749)
Increase in accrued expenses	17,123	98,574
Net cash provided by (used for) operating activities	(29,066,399)	8,005,976

Cash flows from financing activities:
Proceeds from creation of Limited Units	5,487,716	16,702,869
Redemption of Limited Units	(10,086,172)	(18,382,307)
Increase in capital shares payable	—	4,228,931
Net cash provided by (used for) financing activities	(4,598,456)	2,549,493

Net change in cash	(33,664,855)	10,555,469
Cash held by broker at beginning of period	94,433,074	124,417,599
Cash held by broker at end of period	$60,768,219	$134,973,068

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
March 31, 2015 (unaudited) and December 31, 2014

	March 31, 2015	December 31,
	(unaudited)	2014
Assets
Equity in broker trading accounts:
Short-term investments (cost $199,994,248 and $199,994,069 as of March 31, 2015 and December 31, 2014, respectively)	$199,996,950	$199,995,250
Cash held by broker	60,768,219	94,433,074
Net unrealized depreciation on futures contracts	(16,701,398)	(27,249,076)
Total assets	$244,063,771	$267,179,248

Liabilities and shareholders’ equity
Management fee payable to related party	177,535	205,492
Accrued brokerage fees and expenses payable	120,702	75,622
Total liabilities	$298,237	$281,114

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(440)	(360)
Total General Units	1,060	1,140
Limited Units:
Paid in capital - 11,500,000 and 11,700,000 redeemable shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	345,924,852	350,523,308
Accumulated deficit	(102,160,378)	(83,626,314)

Total Limited Units	243,764,474	266,896,994

Total shareholders’ equity	243,765,534	266,898,134
Total liabilities and shareholders’ equity	$244,063,771	$267,179,248

Net asset value per share

General Units	$21.20	$22.80

Limited Units	$21.20	$22.81

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
March 31, 2015

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.02% due April 23, 2015	41.02%	$99,999,400	$100,000,000
U.S. Treasury Bills, 0.02% due June 11, 2015	20.51	49,998,750	50,000,000
U.S. Treasury Bills, 0.02% due June 25, 2015	20.51	49,998,800	50,000,000
Total U.S. Treasury Obligations (cost $199,994,248)	82.04%	$199,996,950	$200,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (178 contracts, settlement date September 15, 2015)	(0.12)%	$(294,420)	$4,795,320
Cocoa (177 contracts, settlement date July 16, 2015)	(0.11)	(279,580)	4,777,230
Cocoa (177 contracts, settlement date May 13, 2015)	(0.13)	(314,520)	4,777,230
Coffee (94 contracts, settlement date September 18, 2015)	(0.31)	(761,906)	4,905,037
Coffee (94 contracts, settlement date July 21, 2015)	(0.50)	(1,207,163)	4,797,525
Coffee (93 contracts, settlement date May 18, 2015)	(0.46)	(1,112,138)	4,634,888
Copper (69 contracts, settlement date September 28, 2015)	0.12	283,913	4,730,812
Copper (70 contracts, settlement date July 29, 2015)	(0.07)	(164,275)	4,799,375
Copper (70 contracts, settlement date May 27, 2015)	(0.11)	(277,213)	4,795,000
Corn (248 contracts, settlement date September 14, 2015)	(0.07)	(175,687)	4,860,800
Corn (250 contracts, settlement date July 14, 2015)	(0.10)	(233,650)	4,803,125
Corn (249 contracts, settlement date May 14, 2015)	(0.04)	(91,862)	4,684,312
Cotton (226 contracts, settlement date July 09, 2015)	0.06	149,365	7,170,980
Cotton (227 contracts, settlement date May 06, 2015)	0.00 *	4,305	7,161,850
Gold (60 contracts, settlement date August 27, 2015)	(0.09)	(225,450)	7,104,600
Gold (61 contracts, settlement date June 26, 2015)	(0.04)	(88,880)	7,217,520
Lean Hogs (99 contracts, settlement date October 14, 2015)	(0.02)	(61,430)	2,738,340
Lean Hogs (99 contracts, settlement date August 14, 2015)	(0.12)	(284,240)	3,077,910
Lean Hogs (99 contracts, settlement date July 15, 2015)	(0.17)	(420,610)	3,055,140
Lean Hogs (98 contracts, settlement date June 12, 2015)	(0.18)	(447,660)	2,971,360
Lean Hogs (99 contracts, settlement date April 15, 2015)	(0.28)	(682,310)	2,472,030
Light, Sweet Crude Oil (56 contracts, settlement date August 20, 2015)	(0.09)	(231,110)	2,950,640
Light, Sweet Crude Oil (56 contracts, settlement date July 21, 2015)	(0.09)	(221,710)	2,902,480
Light, Sweet Crude Oil (57 contracts, settlement date June 22, 2015)	(0.02)	(60,110)	2,894,460
Light, Sweet Crude Oil (57 contracts, settlement date May 19, 2015)	(0.12)	(283,710)	2,812,380
Light, Sweet Crude Oil (57 contracts, settlement date April 21, 2015)	(0.19)	(467,480)	2,713,200
Live Cattle (79 contracts, settlement date October 30, 2015)	0.07	180,670	4,777,920
Live Cattle (79 contracts, settlement date August 31, 2015)	0.00 *	5,990	4,724,200
Live Cattle (79 contracts, settlement date June 30, 2015)	(0.03)	(75,940)	4,813,470
Natural Gas (104 contracts, settlement date August 27, 2015)	(0.05)	(114,500)	2,897,440
Natural Gas (105 contracts, settlement date July 29, 2015)	(0.05)	(127,120)	2,921,100
Natural Gas (105 contracts, settlement date June 26, 2015)	(0.08)	(190,000)	2,888,550
Natural Gas (105 contracts, settlement date May 27, 2015)	(0.12)	(283,460)	2,825,550
Natural Gas (105 contracts, settlement date April 28, 2015)	(0.12)	(304,830)	2,772,000
NY Harbor ULSD (39 contracts, settlement date August 31, 2015)	(0.08)	(185,350)	2,899,260
NY Harbor ULSD (39 contracts, settlement date July 31, 2015)	(0.08)	(188,084)	2,864,371
NY Harbor ULSD (39 contracts, settlement date June 30, 2015)	0.01	27,031	2,835,706
NY Harbor ULSD (39 contracts, settlement date May 29, 2015)	(0.18)	(428,547)	2,811,463
NY Harbor ULSD (40 contracts, settlement date April 30, 2015)	(0.16)	(382,246)	2,869,440
Platinum (125 contracts, settlement date October 28, 2015)	(0.09)	(213,660)	7,155,000
Platinum (125 contracts, settlement date July 29, 2015)	(0.13)	(329,120)	7,146,250
Silver (57 contracts, settlement date September 28, 2015)	(0.04)	(88,585)	4,752,375
Silver (58 contracts, settlement date July 29, 2015)	0.06	136,475	4,825,600
Silver (57 contracts, settlement date May 27, 2015)	(0.01)	(36,995)	4,730,430
Soybean (98 contracts, settlement date August 14, 2015)	(0.11)	(257,250)	4,788,525
Soybean (98 contracts, settlement date July 14, 2015)	(0.09)	(230,363)	4,790,975
Soybean (98 contracts, settlement date May 14, 2015)	(0.09)	(223,913)	4,768,925
Soybean Oil (156 contracts, settlement date October 14, 2015)	(0.05)	(122,604)	2,874,456
Soybean Oil (156 contracts, settlement date September 14, 2015)	(0.06)	(135,366)	2,879,136
Soybean Oil (156 contracts, settlement date August 14, 2015)	(0.10)	(252,510)	2,873,520
Soybean Oil (156 contracts, settlement date July 14, 2015)	(0.07)	(182,760)	2,866,032
Soybean Oil (157 contracts, settlement date May 14, 2015)	(0.09)	(208,710)	2,862,738
Sugar (348 contracts, settlement date September 30, 2015)	(0.38)	(918,187)	4,942,157
Sugar (350 contracts, settlement date June 30, 2015)	(0.57)	(1,386,180)	4,727,520
Sugar (350 contracts, settlement date April 30, 2015)	(0.62)	(1,522,741)	4,676,560
Wheat (185 contracts, settlement date September 14, 2015)	(0.03)	(84,062)	4,833,125
Wheat (185 contracts, settlement date July 14, 2015)	(0.15)	(360,350)	4,754,500
Wheat (186 contracts, settlement date May 14, 2015)	(0.11)	(268,600)	4,759,275
Net Unrealized Depreciation on Futures Contracts	(6.85)%	$(16,701,398)	$243,511,113

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

*       Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended March 31, 2015 and 2014

	2015	2014
Income
Interest Income	$10,326	$10,011

Expenses
Management fee to related party	534,030	690,079
Brokerage fees and expenses	125,654	162,372
Total expenses	659,684	852,451
Net Investment Loss	(649,358)	(842,440)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Futures Contracts	(28,433,985)	8,746,949
Net Realized Gain (Loss)	(28,433,985)	8,746,949
Net Change in Unrealized Gain on
Investments	1,521	1,693
Futures Contracts	10,547,678	21,964,056
Net Change in Unrealized Gain	10,549,199	21,965,749
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(17,884,786)	30,712,698

Net Gain (Loss)	$(18,534,144)	$29,870,258

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statement of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2015

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at December 31, 2014	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134
Creation of Limited Units	—	—	—	—	250,000	5,487,716	—	5,487,716	5,487,716
Redemption of Limited Units	—	—	—	—	(450,000)	(10,086,172)	—	(10,086,172)	(10,086,172)
Net Loss:
Net Investment Loss	—	—	(3)	(3)	—	—	(649,355)	(649,355)	(649,358)
Net Realized Loss on Investments and Futures Contracts	—	—	(122)	(122)	—	—	(28,433,863)	(28,433,863)	(28,433,985)
Net Change in Unrealized Gain on Investments and Futures Contracts	—	—	45	45	—	—	10,549,154	10,549,154	10,549,199
Net Loss	—	—	(80)	(80)	—	—	(18,534,064)	(18,534,064)	(18,534,144)
Balance at March 31, 2015	50	$1,500	$(440)	$1,060	11,500,000	$345,924,852	$(102,160,378)	$243,764,474	$243,765,534

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Nine Months Ended March 31, 2015 and 2014

	2015	2014

Cash flow from operating activities:
Net Gain (Loss)	$(18,534,144)	$29,870,258
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchase of investment securities	(199,989,853)	(199,987,096)
Proceeds from sales of investment securities	200,000,000	200,000,000
Net accretion of discount	(10,326)	(10,011)
Unrealized appreciation on investments and futures contracts	(10,549,199)	(21,965,749)
Increase in accrued expenses	17,123	98,574
Net cash provided by (used for) operating activities	(29,066,399)	8,005,976

Cash flows from financing activities:
Proceeds from creation of Limited Units	5,487,716	16,702,869
Redemption of Limited Units	(10,086,172)	(18,382,307)
Increase in capital shares payable	—	4,228,931
Net cash provided by (used for) financing activities	(4,598,456)	2,549,493

Net change in cash	(33,664,855)	10,555,469
Cash held by broker at beginning of period	94,433,074	124,417,599
Cash held by broker at end of period	$60,768,219	$134,973,068

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
GreenHaven Continuous Commodity Index Master Fund
Notes to Unaudited Consolidated Financial Statements
March 31, 2015

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

The proceeds from the offering of Shares are invested in the Master Fund (See Note 7 for details of the procedures for creation and redemption of Shares in the Fund). The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Equal Weight Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s portfolio also includes United States Treasury securities and other high credit-quality, short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca.

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

Unaudited Interim Financial Information
The financial statements as of March 31, 2015 and for the three-months ended March 31, 2015 and 2014 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

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

(i) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended March 31, 2015 and when the financial statements were issued.

During that period, 50,000 Limited Shares were created and 100,000 Limited Shares were redeemed resulting in 11,450,000 Limited Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The investments of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s investments at fair value as of March 31, 2015, classified according to the levels used to value them, is as follows:

		Other
	Quoted Prices in	Significant	Significant
	Active Market	Observable	Unobservable
Assets	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	Totals
U.S. Treasuries	$-	$199,996,950	$-	$199,996,950
Futures Contracts	(16,701,398)	-	-	(16,701,398)
Total	$(16,701,398)	$199,996,950	$-	$183,295,552

There were no transfers between Level 1 and Level 2 for the Fund during the three months ended March 31, 2015. The Fund did not hold any Level 3 securities during the three months ended March 31, 2015.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2015, the Fund was invested in futures contracts.

At March 31, 2015, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(16,701,398)	$-	$(16,701,398)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the three months ended March 31, 2015:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(28,433,985)	$10,547,678

At December 31, 2014, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(27,249,076)	$-	$(27,249,076)

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

The Fund issues Shares in baskets of 50,000 Shares (“Baskets”) only to Authorized Participants continuously as of noon, New York time, on the business day immediately following the date on which a valid order to create a Basket is accepted by the Fund. The Baskets are valued as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the date that a valid order to create a Basket is accepted by the Fund.

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Equal Weight Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the three months ended March 31, 2015 and 2014 were $534,030 and $690,079, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three months ended March 31, 2015 and 2014 were $125,654 and $162,372, respectively.

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

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of March 31, 2015, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the three-months ended March 31, 2015 and 2014. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months		Three Months
	Ended		Ended
	March 31, 2015		March 31, 2014
Net Asset Value
Net asset value per Limited Share, beginning of period	$22.81		$25.70

Net realized and change in unrealized gain (loss) from investments	(1.55)		2.56
Net investment loss on U.S. Treasury Obligations	(0.06)		(0.07)
Net increase (decrease) in net assets from operations	(1.61)		2.49
Net asset value per Limited Share, end of period	$21.20		$28.19

Market value per Limited Share, beginning of period	$22.86		$25.74
Market value per Limited Share, end of period	$21.19		$28.18

Ratio to average net assets (i)
Net investment loss*	(1.03	) %	(1.04)%
Total expenses	1.05%		1.05%

Total Return, at net asset value (ii)	(7.06	) %	9.69%
Total Return, at market value (ii)	(7.31	) %	9.48%

(i)	Percentages are annualized.
(ii)	Percentages are not annualized.
*	Net investment loss is calculated by subtracting the Fund expenses from U.S. Treasury Obligations income

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Capital Resources
The Fund had no commitments for capital expenditures as of March 31, 2015. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations
As of March 31, 2015 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the Consolidated Schedule of Investments included herein. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM APRIL 30, 2010 TO MARCH 31, 2015

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

5 Year Performance Summary
Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
4/30/2010	$25.76	9,650,050	$248,585,288	2.75%	2.67%	-1.75%	-14.13%
5/31/2010	$24.50	9,650,050	$236,426,225	-4.89%	-4.56%	-6.56%	-18.33%
6/30/2010	$24.92	9,750,050	$242,971,246	1.71%	-0.60%	-4.96%	-16.93%
7/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,550,301	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,683,342	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,833,324	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,796,308	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,673,292	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,966,285	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,854,294	0.66%	-1.07%	-10.33%	-13.77%
2/28/2014	$27.80	12,350,050	$343,331,390	7.46%	7.59%	-3.64%	-7.33%
3/31/2014	$28.19	12,350,050	$348,147,910	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,251,437	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,585,389	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$360,040,396	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,054,331	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,188,813	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,031,740	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,308,737	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,633,699	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,878,141	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,229,092	-4.30%	-11.73%	-15.06%	-27.23%
2/28/2015	$22.21	11,400,050	$253,195,111	1.74%	-7.34%	-13.58%	-25.97%
3/31/2015	$21.20	11,500,050	$243,801,060	-4.55%	-7.06%	-17.51%	-29.33%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return, or the “Index”, over time. For the three-months ended March 31, 2015 and March 31, 2014, the Fund’s Net Asset Value underperformed the Index by 0.23% and 0.31%, respectively.

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

The Fund’s Risk by Market Sector
The following were the primary trading risk exposures of the Fund as of March 31, 2015 by market sector.
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

During the three months ended March 31, 2015, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014, filed March 6, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three-months ended March 31, 2015, 450,000 Limited Shares were redeemed for $10,086,172 and 250,000 Limited Shares were created for $5,487,716. On March 31, 2015, 11,500,000 Limited Shares of the Fund were outstanding for a market capitalization of $243,685,000, based on March 31, 2015 closing price of $21.19 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended March 31, 2015:

Issuer Purchases of Equity Securities

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Redeemed	Paid per Share	Programs	Programs
January 1, 2015 to January 31, 2015	100,000	$22.27	N/A	N/A
February 1, 2015 to February 28, 2015	350,000	$22.46	N/A	N/A
March 1, 2015 to March 31, 2015	-	$-	N/A	N/A
Total	450,000	$-

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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Date: May 13, 2015	By:	/s/ Cooper Anderson Name: Cooper Anderson
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Date: May 13, 2015	By:	/s/ Cooper Anderson Name: Cooper Anderson
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

