Form 10-Q
period 2015-06-30
GreenHaven Continuous Commodity Index Fund; GreenHaven Continuous Commodity Index Master Fund
filed 2015-08-07
CIK 1379606, 1379527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to

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

Indicate the number of outstanding Limited Shares as of June 30, 2015: 12,650,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND

GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND

QUARTER ENDED JUNE 30, 2015

PART 1. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

GreenHaven Continuous Commodity Index Fund Financial Statements
Consolidated Statements of Financial Condition at June 30, 2015 (unaudited) and December 31, 2014	3
Unaudited Consolidated Schedule of Investments at June 30, 2015	4
Consolidated Schedule of Investments at December 31, 2014	5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended June 30, 2015 and 2014 and Six Months Ended June 30, 2015 and 2014	6
Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2015	7
Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	8

GreenHaven Continuous Commodity Index Master Fund Financial Statements
Statements of Financial Condition at June 30, 2015 (unaudited) and December 31, 2014	9
Unaudited Schedule of Investments at June 30, 2015	10
Schedule of Investments at December 31, 2014	11
Unaudited Statements of Income and Expenses for the Three Months Ended June 30, 2015 and 2014 and Six Months Ended June 30, 2015 and June 30, 2014	12
Unaudited Statement of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2015	13
Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	14
Notes to Consolidated Unaudited Financial Statements	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4. CONTROLS AND PROCEDURES	31

PART II. OTHER INFORMATION	33

ITEM 1. Legal Proceedings	33
ITEM 1A. Risk Factors	33
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	33
ITEM 3. Defaults Upon Senior Securities	33
ITEM 4. Reserved	33
ITEM 5. Other Information	33
ITEM 6. Exhibits	34

SIGNATURES	35

EXHIBIT INDEX	36
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-31.3 SECTION 302 CERTIFICATION OF CFO
EX-31.4 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CEO
EX-32.3 SECTION 906 CERTIFICATION OF CFO
EX-32.4 SECTION 906 CERTIFICATION OF CFO

GreenHaven Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

June 30, 2015 (unaudited) and December 31, 2014

	June 30, 2015 (unaudited)	December 31, 2014
Assets
Equity in broker trading accounts:
Short-term investments (cost $49,998,104 and $199,994,069 as of June 30, 2015 and December 31, 2014, respectively)	$49,998,400	$199,995,250
Cash held by broker	274,770,349	94,433,074
Net unrealized appreciation (depreciation) on futures contracts	4,728,668	(27,249,076)
Total assets	$329,497,417	$267,179,248

Liabilities and shareholders’ equity
Securities purchased payable	$49,998,104	$—
Management fee payable to related party	182,376	205,492
Accrued brokerage fees and expenses payable	33,241	75,622
Total liabilities	50,213,721	281,114

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(397)	(360)
Total General Units	1,103	1,140
Limited Units:
Paid in capital - 12,650,000 and 11,700,000 redeemable shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	370,838,738	350,523,308
Accumulated deficit	(91,556,145)	(83,626,314)

Total Limited Units	279,282,593	266,896,994

Total shareholders’ equity	279,283,696	266,898,134
Total liabilities and shareholders’ equity	$329,497,417	$267,179,248

Net asset value per share

General Units	$22.06	$22.80

Limited Units	$22.08	$22.81

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

June 30, 2015

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligation
U.S. Treasury Bills, 0.02% due October 01, 2015	17.90%	$49,998,400	$50,000,000
Total U.S. Treasury Obligations (cost $49,998,104)	17.90%	$49,998,400	$50,000,000

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (250 contracts, settlement date December 15, 2015)	0.29%	$811,600	$8,155,000
Cocoa (250 contracts, settlement date September 15, 2015)	0.25	695,020	8,172,500
Coffee (162 contracts, settlement date December 18, 2015)	(0.13)	(370,631)	8,262,000
Coffee (162 contracts, settlement date September 18, 2015)	(0.21)	(584,794)	8,043,300
Copper (125 contracts, settlement date December 29, 2015)	(0.11)	(310,387)	8,195,313
Copper (126 contracts, settlement date September 28, 2015)	(0.04)	(96,900)	8,237,250
Corn (385 contracts, settlement date December 14, 2015)	0.30	831,738	8,306,375
Corn (385 contracts, settlement date September 14, 2015)	0.27	765,713	8,123,500
Cotton (243 contracts, settlement date March 08, 2016)	0.08	231,665	8,175,735
Cotton (243 contracts, settlement date December 08, 2015)	0.11	302,320	8,251,065
Gold (70 contracts, settlement date February 25, 2016)	(0.02)	(49,280)	8,225,700
Gold (70 contracts, settlement date December 29, 2015)	(0.06)	(179,550)	8,218,000
Lean Hogs (150 contracts, settlement date February 12, 2016)	(0.04)	(102,680)	4,075,500
Lean Hogs (150 contracts, settlement date December 14, 2015)	(0.05)	(148,770)	3,853,500
Lean Hogs (151 contracts, settlement date October 14, 2015)	(0.07)	(202,780)	3,986,400
Lean Hogs (151 contracts, settlement date August 14, 2015)	(0.13)	(373,070)	4,492,250
Light, Sweet Crude Oil (54 contracts, settlement date December 21, 2015)	(0.02)	(44,800)	3,298,320
Light, Sweet Crude Oil (54 contracts, settlement date November 20, 2015)	(0.02)	(45,960)	3,282,120
Light, Sweet Crude Oil (54 contracts, settlement date October 20, 2015)	0.05	137,090	3,263,760
Light, Sweet Crude Oil (55 contracts, settlement date September 22, 2015)	0.05	128,830	3,305,500
Light, Sweet Crude Oil (55 contracts, settlement date August 20, 2015)	0.04	107,690	3,290,650
Live Cattle (90 contracts, settlement date February 29, 2016)	(0.04)	(97,150)	5,472,900
Live Cattle (91 contracts, settlement date December 31, 2015)	0.01	21,760	5,529,160
Live Cattle (90 contracts, settlement date October 30, 2015)	0.04	125,050	5,425,200
Natural Gas (109 contracts, settlement date December 29, 2015)	(0.02)	(44,530)	3,532,690
Natural Gas (109 contracts, settlement date November 25, 2015)	(0.02)	(47,360)	3,416,060
Natural Gas (109 contracts, settlement date October 28, 2015)	0.04	99,220	3,231,850
Natural Gas (109 contracts, settlement date September 28, 2015)	0.04	115,690	3,127,210
Natural Gas (110 contracts, settlement date August 27, 2015)	0.00 *	2,690	3,126,200
NY Harbor ULSD (40 contracts, settlement date December 31, 2015)	(0.01)	(36,469)	3,312,456
NY Harbor ULSD (40 contracts, settlement date November 30, 2015)	(0.01)	(38,825)	3,288,936
NY Harbor ULSD (40 contracts, settlement date October 30, 2015)	0.04	112,669	3,260,712
NY Harbor ULSD (41 contracts, settlement date September 30, 2015)	0.04	106,940	3,310,373
NY Harbor ULSD (41 contracts, settlement date August 31, 2015)	0.01	17,783	3,279,205
Platinum (152 contracts, settlement date January 27, 2016)	(0.08)	(209,835)	8,215,600
Platinum (152 contracts, settlement date October 28, 2015)	(0.17)	(485,845)	8,204,200
Silver (105 contracts, settlement date December 29, 2015)	(0.12)	(337,555)	8,208,900
Silver (105 contracts, settlement date September 28, 2015)	(0.15)	(428,850)	8,180,025
Soybean (158 contracts, settlement date January 14, 2016)	0.34	949,513	8,233,775
Soybean (158 contracts, settlement date November 13, 2015)	0.29	807,000	8,194,275
Soybean Oil (201 contracts, settlement date January 14, 2016)	0.01	20,250	4,124,520
Soybean Oil (201 contracts, settlement date December 14, 2015)	0.08	215,478	4,108,842
Soybean Oil (202 contracts, settlement date October 14, 2015)	0.05	144,270	4,102,620
Soybean Oil (202 contracts, settlement date September 14, 2015)	0.04	122,760	4,089,288
Sugar (556 contracts, settlement date February 29, 2016)	0.04	100,643	8,568,627
Sugar (556 contracts, settlement date September 30, 2015)	(0.20)	(546,818)	7,765,318
Wheat (264 contracts, settlement date December 14, 2015)	0.43	1,210,575	8,210,400
Wheat (266 contracts, settlement date September 14, 2015)	0.47	1,327,550	8,189,475
Net Unrealized Appreciation on Futures Contracts	1.69%	$4,728,668	$278,922,555

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

*      Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2015 and 2014

and Six Months Ended June 30, 2015 and 2014

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Income
Interest Income	$9,418	$15,419	$19,744	$25,430

Expenses
Management fee to related party	538,432	755,603	1,072,462	1,445,682
Brokerage fees and expenses	126,690	177,789	252,344	340,161
Total expenses	665,122	933,392	1,324,806	1,785,843
Net Investment Loss	(655,704)	(917,973)	(1,305,062)	(1,760,413)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	2,000	—	2,000	—
Futures Contracts	(10,169,680)	15,116,976	(38,603,665)	23,863,925
Net Realized Gain (Loss)	(10,167,680)	15,116,976	(38,601,665)	23,863,925
Net Change in Unrealized Gain (Loss) on
Investments	(2,406)	(1,086)	(885)	607
Futures Contracts	21,430,066	(18,007,930)	31,977,744	3,956,126
Net Change in Unrealized Gain (Loss)	21,427,660	(18,009,016)	31,976,859	3,956,733
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	11,259,980	(2,892,040)	(6,624,806)	27,820,658

Net Gain (Loss)	$10,604,276	$(3,810,013)	$(7,929,868)	$26,060,245

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2015

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 1, 2015	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134
Creation of Limited Units	—	—	—	—	1,500,000	32,576,725	—	32,576,725	32,576,725
Redemption of Limited Units	—	—	—	—	(550,000)	(12,261,295)	—	(12,261,295)	(12,261,295)

Net Loss:
Net Investment Loss	—	—	(7)	(7)	—	—	(1,305,055)	(1,305,055)	(1,305,062)
Net Realized Loss on Investments and Futures Contracts	—	—	(166)	(166)	—	—	(38,601,499)	(38,601,499)	(38,601,665)
Net Change in Unrealized Gain on Investments and Futures Contracts	—	—	136	136	—	—	31,976,723	31,976,723	31,976,859
Net Loss	—	—	(37)	(37)			(7,929,831)	(7,929,831)	(7,929,868)
Balance at June 30, 2015	50	$1,500	$(397)	$1,103	12,650,000	$370,838,738	$(91,556,145)	$279,282,593	$279,283,696

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014

	2015	2014

Cash flow from operating activities:
Net Gain (Loss)	$(7,929,868)	$26,060,245

Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchase of investment securities	(299,984,853)	(428,467,463)
Proceeds from sales of investment securities	500,000,666	400,000,000
Net accretion of discount	(19,744)	(25,430)
Net realized gain (loss) on investment securities	(2,000)	—
Unrealized depreciation on investments and futures contracts	(31,976,859)	(3,956,733)
Increase (Decrease) in accrued expenses	(65,497)	7,159
Net cash provided by (used for) operating activities	160,021,845	(6,382,222)

Cash flows from financing activities:
Proceeds from creation of Limited Units	32,576,725	36,461,802
Redemption of Limited Units	(12,261,295)	(22,536,302)
Net cash provided by financing activities	20,315,430	13,925,500

Net change in cash	180,337,275	7,543,278
Cash held by broker at beginning of period	94,433,074	124,417,599
Cash held by broker at end of period	$274,770,349	$131,960,877

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Statements of Financial Condition
June 30, 2015 (unaudited) and December 31, 2014

	June 30, 2015	December 31,
	(unaudited)	2014
Assets
Equity in broker trading accounts:
Short-term investments (cost $49,998,104 and $199,994,069 as of June 30, 2015 and December 31, 2014, respectively)	$49,998,400	$199,995,250
Cash held by broker	274,770,349	94,433,074
Net unrealized appreciation (depreciation) on futures contracts	4,728,668	(27,249,076)
Total assets	$329,497,417	$267,179,248

Liabilities and shareholders’ equity
Securities purchased payable	$49,998,104	$—
Management fee payable to related party	182,376	205,492
Accrued brokerage fees and expenses payable	33,241	75,622
Total liabilities	50,213,721	281,114

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(397)	(360)
Total General Units	1,103	1,140
Limited Units:
Paid in capital - 12,650,000 and 11,700,000 redeemable shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	370,838,738	350,523,308
Accumulated deficit	(91,556,145)	(83,626,314)

Total Limited Units	279,282,593	266,896,994

Total shareholders’ equity	279,283,696	266,898,134
Total liabilities and shareholders’ equity	$329,497,417	$267,179,248

Net asset value per share

General Units	$22.06	$22.80

Limited Units	$22.08	$22.81

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Schedule of Investments
June 30, 2015

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligation
U.S. Treasury Bills, 0.02% due October 01, 2015	17.90%	$49,998,400	$50,000,000
Total U.S. Treasury Obligations (cost $49,998,104)	17.90%	$49,998,400	$50,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (250 contracts, settlement date December 15, 2015)	0.29%	$811,600	$8,155,000
Cocoa (250 contracts, settlement date September 15, 2015)	0.25	695,020	8,172,500
Coffee (162 contracts, settlement date December 18, 2015)	(0.13)	(370,631)	8,262,000
Coffee (162 contracts, settlement date September 18, 2015)	(0.21)	(584,794)	8,043,300
Copper (125 contracts, settlement date December 29, 2015)	(0.11)	(310,387)	8,195,313
Copper (126 contracts, settlement date September 28, 2015)	(0.04)	(96,900)	8,237,250
Corn (385 contracts, settlement date December 14, 2015)	0.30	831,738	8,306,375
Corn (385 contracts, settlement date September 14, 2015)	0.27	765,713	8,123,500
Cotton (243 contracts, settlement date March 08, 2016)	0.08	231,665	8,175,735
Cotton (243 contracts, settlement date December 08, 2015)	0.11	302,320	8,251,065
Gold (70 contracts, settlement date February 25, 2016)	(0.02)	(49,280)	8,225,700
Gold (70 contracts, settlement date December 29, 2015)	(0.06)	(179,550)	8,218,000
Lean Hogs (150 contracts, settlement date February 12, 2016)	(0.04)	(102,680)	4,075,500
Lean Hogs (150 contracts, settlement date December 14, 2015)	(0.05)	(148,770)	3,853,500
Lean Hogs (151 contracts, settlement date October 14, 2015)	(0.07)	(202,780)	3,986,400
Lean Hogs (151 contracts, settlement date August 14, 2015)	(0.13)	(373,070)	4,492,250
Light, Sweet Crude Oil (54 contracts, settlement date December 21, 2015)	(0.02)	(44,800)	3,298,320
Light, Sweet Crude Oil (54 contracts, settlement date November 20, 2015)	(0.02)	(45,960)	3,282,120
Light, Sweet Crude Oil (54 contracts, settlement date October 20, 2015)	0.05	137,090	3,263,760
Light, Sweet Crude Oil (55 contracts, settlement date September 22, 2015)	0.05	128,830	3,305,500
Light, Sweet Crude Oil (55 contracts, settlement date August 20, 2015)	0.04	107,690	3,290,650
Live Cattle (90 contracts, settlement date February 29, 2016)	(0.04)	(97,150)	5,472,900
Live Cattle (91 contracts, settlement date December 31, 2015)	0.01	21,760	5,529,160
Live Cattle (90 contracts, settlement date October 30, 2015)	0.04	125,050	5,425,200
Natural Gas (109 contracts, settlement date December 29, 2015)	(0.02)	(44,530)	3,532,690
Natural Gas (109 contracts, settlement date November 25, 2015)	(0.02)	(47,360)	3,416,060
Natural Gas (109 contracts, settlement date October 28, 2015)	0.04	99,220	3,231,850
Natural Gas (109 contracts, settlement date September 28, 2015)	0.04	115,690	3,127,210
Natural Gas (110 contracts, settlement date August 27, 2015)	0.00 *	2,690	3,126,200
NY Harbor ULSD (40 contracts, settlement date December 31, 2015)	(0.01)	(36,469)	3,312,456
NY Harbor ULSD (40 contracts, settlement date November 30, 2015)	(0.01)	(38,825)	3,288,936
NY Harbor ULSD (40 contracts, settlement date October 30, 2015)	0.04	112,669	3,260,712
NY Harbor ULSD (41 contracts, settlement date September 30, 2015)	0.04	106,940	3,310,373
NY Harbor ULSD (41 contracts, settlement date August 31, 2015)	0.01	17,783	3,279,205
Platinum (152 contracts, settlement date January 27, 2016)	(0.08)	(209,835)	8,215,600
Platinum (152 contracts, settlement date October 28, 2015)	(0.17)	(485,845)	8,204,200
Silver (105 contracts, settlement date December 29, 2015)	(0.12)	(337,555)	8,208,900
Silver (105 contracts, settlement date September 28, 2015)	(0.15)	(428,850)	8,180,025
Soybean (158 contracts, settlement date January 14, 2016)	0.34	949,513	8,233,775
Soybean (158 contracts, settlement date November 13, 2015)	0.29	807,000	8,194,275
Soybean Oil (201 contracts, settlement date January 14, 2016)	0.01	20,250	4,124,520
Soybean Oil (201 contracts, settlement date December 14, 2015)	0.08	215,478	4,108,842
Soybean Oil (202 contracts, settlement date October 14, 2015)	0.05	144,270	4,102,620
Soybean Oil (202 contracts, settlement date September 14, 2015)	0.04	122,760	4,089,288
Sugar (556 contracts, settlement date February 29, 2016)	0.04	100,643	8,568,627
Sugar (556 contracts, settlement date September 30, 2015)	(0.20)	(546,818)	7,765,318
Wheat (264 contracts, settlement date December 14, 2015)	0.43	1,210,575	8,210,400
Wheat (266 contracts, settlement date September 14, 2015)	0.47	1,327,550	8,189,475
Net Unrealized Appreciation on Futures Contracts	1.69%	$4,728,668	$278,922,555

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

* Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Income and Expenses
For the Three Months Ended June 30, 2015 and 2014
And Six Months Ended June 30, 2015 and 2014

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Income
Interest Income	$9,418	$15,419	$19,744	$25,430

Expenses
Management fee to related party	538,432	755,603	1,072,462	1,445,682
Brokerage fees and expenses	126,690	177,789	252,344	340,161
Total expenses	665,122	933,392	1,324,806	1,785,843
Net Investment Loss	(655,704)	(917,973)	(1,305,062)	(1,760,413)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	2,000	—	2,000	—
Futures Contracts	(10,169,680)	15,116,976	(38,603,665)	23,863,925
Net Realized Gain (Loss)	(10,167,680)	15,116,976	(38,601,665)	23,863,925
Net Change in Unrealized Gain (Loss) on
Investments	(2,406)	(1,086)	(885)	607
Futures Contracts	21,430,066	(18,007,930)	31,977,744	3,956,126
Net Change in Unrealized Gain (Loss)	21,427,660	(18,009,016)	31,976,859	3,956,733
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	11,259,980	(2,892,040)	(6,624,806)	27,820,658

Net Gain (Loss)	$10,604,276	$(3,810,013)	$(7,929,868)	$26,060,245

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statement of Changes in Shareholders’ Equity
For the Six Months Ended June 30, 2015

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 1, 2015	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134
Creation of Limited Units	—	—	—	—	1,500,000	32,576,725	—	32,576,725	32,576,725
Redemption of Limited Units	—	—	—	—	(550,000)	(12,261,295)	—	(12,261,295)	(12,261,295)

Net Loss:
Net Investment Loss	—	—	(7)	(7)	—	—	(1,305,055)	(1,305,055)	(1,305,062)
Net Realized Loss on Investments and Futures Contracts	—	—	(166)	(166)	—	—	(38,601,499)	(38,601,499)	(38,601,665)
Net Change in Unrealized Gain on Investments and Futures Contracts	—	—	136	136	—	—	31,976,723	31,976,723	31,976,859
Net Loss	—	—	(37)	(37)			(7,929,831)	(7,929,831)	(7,929,868)
Balance at June 30, 2015	50	$1,500	$(397)	$1,103	12,650,000	$370,838,738	$(91,556,145)	$279,282,593	$279,283,696

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund
Unaudited Statements of Cash Flows
For the Six Months Ended June 30, 2015 and 2014

	2015	2014

Cash flow from operating activities:
Net Gain (Loss)	$(7,929,868)	$26,060,245
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchase of investment securities	(299,984,853)	(428,467,463)
Proceeds from sales of investment securities	500,000,666	400,000,000
Net accretion of discount	(19,744)	(25,430)
Net realized gain (loss) on investment securities	(2,000)	—
Unrealized depreciation on investments and futures contracts	(31,976,859)	(3,956,733)
Increase (Decrease) in accrued expenses	(65,497)	7,159
Net cash provided by (used for) operating activities	160,021,845	(6,382,222)

Cash flows from financing activities:
Proceeds from creation of Limited Units	32,576,725	36,461,802
Redemption of Limited Units	(12,261,295)	(22,536,302)
Net cash provided by financing activities	20,315,430	13,925,500

Net change in cash	180,337,275	7,543,278
Cash held by broker at beginning of period	94,433,074	124,417,599
Cash held by broker at end of period	$274,770,349	$131,960,877

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund

GreenHaven Continuous Commodity Index Master Fund

Notes to Unaudited Consolidated Financial Statements

June 30, 2015

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

Unaudited Interim Financial Information

The financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

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

(i) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, June 30, 2015 and when the financial statements were issued.

During that period, 0 Limited Shares were created and 300,000 Limited Shares were redeemed resulting in 12,350,000 Limited Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of June 30, 2015, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$49,998,400	$-	$49,998,400
Futures Contracts	4,728,668	-	-	4,728,668
Total	$4,728,668	$49,998,400	$-	$54,727,068

There were no transfers between Level 1 and Level 2 for the Fund during the six months ended June 30, 2015. The Fund did not hold any Level 3 securities during the six months ended June 30, 2015.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2015, the Fund was invested in futures contracts.

At June 30, 2015, the fair value of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$4,728,668	$-	$4,728,668

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the six months ended June 30, 2015:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(38,603,665)	$31,977,744

At December 31, 2014, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(27,249,076)	$-	$(27,249,076)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the six months ended June 30, 2015:

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Equal Weight Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the three months ended June 30, 2015 and 2014 were $538,432 and $755,603 and for the six months ended June 30, 2015 and 2014 were $1,072,462 and $1,445,682, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three months ended June 30, 2015 and 2014 were $126,690 and $177,789 and for the six months ended June 30, 2015 and 2014 were $252,344 and $340,161, respectively..

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

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of June 30, 2015, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the six months ended June 30, 2015 and 2014. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Net Asset Value
Net asset value per share, beginning of period	$21.20	$28.19	$22.81	$25.70

Net realized and change in unrealized gain (loss) from investments	0.94	(0.21)	(0.62)	2.35
Net investment income (loss)	(0.06)	(0.07)	(0.11)	(0.14)
Net increase (decrease) in net assets from operations	0.88	(0.28)	(0.73)	2.21
Net asset value per share, end of period	$22.08	$27.91	$22.08	$27.91

Market value per share, beginning of period	$21.19	$28.18	$22.86	$25.70
Market value per share, end of period	$22.07	$27.93	$22.07	$27.93

Ratio to average net assets (i)
Net investment loss*	(1.03)%	(1.03)%	(1.03)%	(1.03)%
Total expenses	1.05%	1.05%	1.05%	1.05%

Total Return, at net asset value (ii)	4.15%	(0.99)%	(3.20)%	8.60%
Total Return, at market value (ii)	4.15%	(0.89)%	(3.46)%	8.68%

(i)	Percentages are annualized.
(ii)	Percentages are not annualized.
*	Net investment loss is calculated by subtracting the Fund expenses from U.S. Treasury Obligations income

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Capital Resources

The Fund had no commitments for capital expenditures as of June 30, 2015. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2015 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the Consolidated Schedule of Investments included herein. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM JUNE 30, 2010 TO JUNE 30, 2015

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

5 Year Performance Summary
Date		NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
7	/31/2010	$26.42	10,200,050	$269,485,321	6.02%	2.56%	0.76%	-11.93%
8	/31/2010	$26.21	11,250,050	$294,863,811	-0.79%	6.98%	-0.04%	-12.63%
9	/30/2010	$28.14	11,100,050	$312,355,407	7.36%	12.92%	7.32%	-6.20%
10	/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11	/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12	/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1	/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2	/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3	/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4	/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5	/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6	/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7	/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8	/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9	/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10	/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11	/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12	/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1	/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2	/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3	/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4	/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5	/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6	/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7	/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8	/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9	/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10	/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11	/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12	/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1	/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2	/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3	/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4	/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5	/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6	/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%
7	/31/2013	$26.01	14,900,050	$387,550,301	0.97%	-5.93%	-9.84%	-13.30%
8	/31/2013	$26.84	13,550,050	$363,683,342	3.19%	-0.19%	-6.97%	-10.53%
9	/30/2013	$26.48	13,400,050	$354,833,324	-1.34%	2.80%	-8.21%	-11.73%
10	/31/2013	$26.15	13,300,050	$347,796,308	-1.25%	0.54%	-9.36%	-12.83%
11	/30/2013	$25.84	13,300,050	$343,673,292	-1.19%	-3.73%	-10.43%	-13.87%
12	/31/2013	$25.70	12,450,050	$319,966,285	-0.54%	-2.95%	-10.92%	-14.33%
1	/31/2014	$25.87	11,900,050	$307,854,294	0.66%	-1.07%	0.66%	-13.77%
2	/28/2014	$27.80	12,350,050	$343,331,390	7.46%	7.59%	8.17%	-7.33%
3	/31/2014	$28.19	12,350,050	$348,147,910	1.40%	9.69%	9.69%	-6.03%
4	/30/2014	$28.74	12,500,050	$359,251,437	1.95%	11.09%	11.83%	-4.20%
5	/31/2014	$27.78	12,800,050	$355,585,389	-3.34%	-0.07%	8.09%	-7.40%
6	/30/2014	$27.91	12,900,050	$360,040,396	0.47%	-0.99%	8.60%	-6.97%
7	/31/2014	$26.62	13,150,050	$350,054,331	-4.62%	-7.38%	3.58%	-11.27%
8	/31/2014	$26.25	13,150,050	$345,188,813	-1.39%	-5.51%	2.14%	-12.50%
9	/30/2014	$24.79	12,950,050	$321,031,740	-5.56%	-11.18%	-3.54%	-17.37%
10	/31/2014	$24.73	12,750,050	$315,308,737	-0.24%	-7.10%	-3.77%	-17.57%
11	/30/2014	$23.97	12,250,050	$293,633,699	-3.07%	-8.69%	-6.73%	-20.10%
12	/31/2014	$22.81	11,700,050	$266,878,141	-4.84%	-7.99%	-11.25%	-23.97%
1	/31/2015	$21.83	11,600,050	$253,229,092	-4.30%	-11.73%	-4.30%	-27.23%
2	/28/2015	$22.21	11,400,050	$253,195,111	1.74%	-7.34%	-2.63%	-25.97%
3	/31/2015	$21.20	11,500,050	$243,801,060	-4.55%	-7.06%	-7.06%	-29.33%
4	/30/2015	$21.90	11,450,050	$250,756,095	3.30%	0.32%	-3.99%	-27.00%
5	/31/2015	$21.51	11,550,050	$248,441,576	-1.78%	-3.15%	-5.70%	-28.30%
6	/30/2015	$22.08	12,650,050	$279,313,104	2.65%	4.15%	-3.20%	-26.40%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return, or the “Index”, over time. For the six-months ended June 30, 2015 and June 30, 2014, the Fund’s Net Asset Value underperformed the Index by 0.27% and 0.55%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Introduction

The Fund aims to track the Thomson Reuters Equal Weight Continuous Commodity Index, which consists of seventeen commodities and is rebalanced daily. Due to the rebalancing, the Fund on a given day holds an equal amount of each of the seventeen index components. Thus, the exposure of the Fund to a given component remains over time very close to 1/17, or 5.88%. Unless the Index Owner (Thomson Reuters) changes the construction of the Index, the Fund will maintain the same allocation to the same commodities. The value of the Shares relates directly to the value of the commodity futures and other assets held by the Master Fund and fluctuations in the price of these assets could materially adversely affect an investment in the Shares. The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s portfolio of exchange-traded futures on the Index Commodities. The value of the Shares relate directly to the value of the portfolio, less the liabilities (including estimated accrued but unpaid expenses) of the Fund and the Master Fund. The price of the Index Commodities may fluctuate widely based on many factors. Some of those factors are:

•	Changing supply and demand relationships;

•	General economic activities and conditions;

•	Weather and other environmental conditions;

•	Acts of God;

•	Agricultural, fiscal, monetary and exchange control programs and policies of governments;

•	National and international political and economic events and policies;

•	Changes in rates of inflation; or

•	The general emotions and psychology of the marketplace, which at times can be volatile and unrelated to other more tangible factors.

•	Acts of international or domestic terrorism.

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

Energy Commodities: Price movements in futures contracts held by the Master Fund in energy commodities, such as crude oil, heating oil and natural gas, are subject to risks due to frequent and often substantial fluctuations in energy commodity prices. In the past, the prices of natural gas and crude oil have been extremely volatile, and the Managing Owner expects this volatility to continue. The markets and prices for energy commodities are affected by many factors. Some of those factors include, but are not limited to:

•	Changes in global supply and demand for oil and natural gas.

•	The price and quantity of imports and exports of oil and natural gas.

•	Political conditions, including embargoes and war, in or affecting other oil producing activities.

•	The level of global oil and natural gas exploration and production.

•	The level of global oil and natural gas inventories, production or pricing.
•	Weather conditions.

•	Technological advances affecting energy consumption.

•	The price and availability of alternative fuels.

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

The Fund’s Risk by Market Sector

The following were the primary trading risk exposures of the Fund as of June 30, 2015 by market sector.

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

During the three months ended June 30, 2015, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013, filed March 4, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three-months ended June 30, 2015, 100,000 Limited Shares were redeemed for $2,175,122 and 1,250,000 Limited Shares were created for $27,089,009. On June 30, 2015, 12,650,000 Limited Shares of the Fund were outstanding for a market capitalization of $279,185,500, based on the June 30, 2015 closing price of $22.07 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended June 30, 2015:

Issuer Purchases of Equity Securities

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Redeemed	Paid per Share	Programs	Programs
April 1, 2015 to April 30, 2015	100,000	$21.75	N/A	N/A
May 1, 2015 to May 31, 2015	-	$-	N/A	N/A
June 1, 2015 to June 30, 2015	-	-	N/A	N/A
Total	100,000	$21.75

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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Date: August 7, 2015	By:	/s/ Cooper Anderson Name: Cooper Anderson
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC, its Managing Owner

	By:	/s/ Ashmead Pringle Name: Ashmead Pringle
Title: Chief Executive Officer

Date: August 7, 2015	By:	/s/ Cooper Anderson Name: Cooper Anderson
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

