Form 10-Q
period 2015-09-30
GreenHaven Continuous Commodity Index Fund; GreenHaven Continuous Commodity Index Master Fund
filed 2015-11-06
CIK 1379606, 1379527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Numbers: 001-33908, 001-33909

GREENHAVEN CONTINUOUS COMMODITY

INDEX FUND

(Registrant)

(Exact name of Registrant as specified in its charter)

GREENHAVEN CONTINUOUS COMMODITY

INDEX MASTER FUND

(Rule 140 Co-Registrant)

(Exact name of Registrant as specified in its charter)

26-0151234
Delaware	26-0151301
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o GreenHaven Commodity Services LLC
3340 Peachtree Rd, Suite 1910
Atlanta, Georgia	30326
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of outstanding Limited Shares as of September 30, 2015: 12,350,000 Limited Shares.

GREENHAVEN CONTINUOUS COMMODITY INDEX FUND

GREENHAVEN CONTINUOUS COMMODITY INDEX MASTER FUND
QUARTER ENDED SEPTEMBER 30, 2015

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Greenhaven Continuous Commodity Index Fund Financial Statements
Consolidated Statements of Financial Condition at September 30, 2015 (unaudited) and December 31, 2014	3
Unaudited Consolidated Schedule of Investments at September 30, 2015	4
Consolidated Schedule of Investments at December 31, 2014	5
Unaudited Consolidated Statements of Income and Expenses for the Three Months Ended September 30, 2015 and 2014 and Nine Months Ended September 30, 2015 and 2014	6
Unaudited Consolidated Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2015	7
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	8

Greenhaven Continuous Commodity Index Master Fund Financial Statements
Statements of Financial Condition at September 30, 2015 (unaudited) and December 31, 2014	9
Unaudited Schedule of Investments at September 30, 2015	10
Schedule of Investments at December 31, 2014	11
Unaudited Statements of Income and Expenses for the Three Months Ended September 30, 2015 and 2014 and Nine Months Ended September 30, 2015 and 2014	12
Unaudited Statement of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2015	13
Unaudited Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	14
Notes to Consolidated Unaudited Financial Statements	15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	28
ITEM 4. CONTROLS AND PROCEDURES	30

PART II. OTHER INFORMATION	31
ITEM 1. Legal Proceedings	31
ITEM 1A. Risk Factors	31
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 3. Defaults Upon Senior Securities	31
ITEM 4. Reserved	31
ITEM 5. Other Information	31
ITEM 6. Exhibits	32
SIGNATURES	33
EXHIBIT INDEX	34
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CEO
EX-31.3 SECTION 302 CERTIFICATION OF CFO
EX-31.4 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CEO
EX-32.3 SECTION 906 CERTIFICATION OF CFO
EX-32.4 SECTION 906 CERTIFICATION OF CFO

GreenHaven Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

September 30, 2015 (unaudited) and December 31, 2014

	September 30, 2015 (unaudited)	December 31, 2014

Assets
Equity in broker trading accounts:
Short-term investments (cost $50,000,000 and $199,994,069 as of September 30, 2015 and December 31, 2014, respectively)	$50,000,000	$199,995,250
Cash held by broker	202,743,894	94,433,074
Net unrealized depreciation on futures contracts	(11,893,997)	(27,249,076)
Total assets	$240,849,897	$267,179,248
Liabilities and shareholders' equity
Management fee payable to related party	$168,789	$205,492
Accrued brokerage fees and expenses payable	70,718	75,622
Total liabilities	239,507	281,114

Shareholders' equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(526)	(360)
Total General Units	974	1,140
Limited Units:
Paid in capital - 12,350,000 and 11,700,000 redeemable shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	364,423,677	350,523,308
Accumulated deficit	(123,814,261)	(83,626,314)

Total Limited Units	240,609,416	266,896,994

Total shareholders' equity	240,610,390	266,898,134
Total liabilities and shareholders' equity	$240,849,897	$267,179,248

Net asset value per share

General Units	$19.48	$22.80

Limited Units	$19.48	$22.81

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

September 30, 2015

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.015% due October 01, 2015	20.78%	$50,000,000	$50,000,000
Total U.S. Treasury Obligations (cost $50,000,000)	20.78%	$50,000,000	$50,000,000

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (152 contracts, settlement date May 13, 2016)	0.01%	$31,710	$4,730,240
Cocoa (151 contracts, settlement date March 15, 2016)	0.02	45,160	4,706,670
Cocoa (151 contracts, settlement date December 15, 2015)	(0.01)	(27,250)	4,702,140
Coffee (102 contracts, settlement date May 18, 2016)	(0.22)	(528,525)	4,838,625
Coffee (102 contracts, settlement date March 18, 2016)	(0.22)	(531,844)	4,758,300
Coffee (101 contracts, settlement date December 18, 2015)	(0.18)	(431,419)	4,596,131
Copper (80 contracts, settlement date May 26, 2016)	(0.01)	(20,888)	4,693,000
Copper (81 contracts, settlement date March 29, 2016)	0.00 *	(5,212)	4,748,625
Copper (81 contracts, settlement date December 29, 2015)	(0.18)	(439,013)	4,740,525
Corn (238 contracts, settlement date May 13, 2016)	0.05	123,100	4,825,450
Corn (237 contracts, settlement date March 14, 2016)	0.05	118,888	4,725,187
Corn (237 contracts, settlement date December 14, 2015)	0.03	65,863	4,594,838
Cotton (155 contracts, settlement date May 06, 2016)	(0.10)	(248,980)	4,708,900
Cotton (156 contracts, settlement date March 08, 2016)	(0.13)	(318,260)	4,704,180
Cotton (156 contracts, settlement date December 08, 2015)	(0.13)	(318,290)	4,714,320
Gold (42 contracts, settlement date April 27, 2016)	0.00 *	(9,290)	4,690,140
Gold (42 contracts, settlement date February 25, 2016)	(0.10)	(237,960)	4,687,200
Gold (42 contracts, settlement date December 29, 2015)	(0.09)	(222,750)	4,683,840
Lean Hogs (170 contracts, settlement date April 14, 2016)	0.04	107,620	4,911,300
Lean Hogs (170 contracts, settlement date February 12, 2016)	0.05	127,050	4,693,700
Lean Hogs (170 contracts, settlement date December 14, 2015)	0.10	242,630	4,537,300
Light, Sweet Crude Oil (60 contracts, settlement date March 21, 2016)	(0.01)	(9,510)	2,874,600
Light, Sweet Crude Oil (60 contracts, settlement date February 22, 2016)	0.00 *	(3,960)	2,842,200
Light, Sweet Crude Oil (60 contracts, settlement date January 20, 2016)	0.00 *	(860)	2,805,600
Light, Sweet Crude Oil (61 contracts, settlement date December 21, 2015)	(0.20)	(472,280)	2,815,760
Light, Sweet Crude Oil (61 contracts, settlement date November 20, 2015)	(0.19)	(454,990)	2,779,160
Live Cattle (89 contracts, settlement date April 29, 2016)	(0.20)	(470,940)	4,719,670
Live Cattle (89 contracts, settlement date February 29, 2016)	(0.27)	(649,020)	4,744,590
Live Cattle (90 contracts, settlement date December 31, 2015)	(0.27)	(653,450)	4,713,300
Natural Gas (100 contracts, settlement date March 29, 2016)	(0.12)	(279,070)	2,688,000
Natural Gas (100 contracts, settlement date February 25, 2016)	(0.13)	(309,950)	2,814,000
Natural Gas (100 contracts, settlement date January 27, 2016)	(0.13)	(322,110)	2,842,000
Natural Gas (100 contracts, settlement date December 29, 2015)	(0.16)	(380,130)	2,831,000
Natural Gas (100 contracts, settlement date November 25, 2015)	(0.17)	(402,140)	2,701,000
NY Harbor ULSD (43 contracts, settlement date March 31, 2016)	(0.02)	(47,032)	2,866,122
NY Harbor ULSD (42 contracts, settlement date February 29, 2016)	(0.02)	(47,699)	2,807,935
NY Harbor ULSD (43 contracts, settlement date January 29, 2016)	(0.02)	(53,416)	2,870,456
NY Harbor ULSD (42 contracts, settlement date December 31, 2015)	(0.18)	(441,995)	2,780,417
NY Harbor ULSD (42 contracts, settlement date November 30, 2015)	(0.19)	(453,163)	2,746,195
Platinum (154 contracts, settlement date April 27, 2016)	(0.24)	(571,925)	7,009,310
Platinum (155 contracts, settlement date January 27, 2016)	(0.40)	(966,600)	7,045,525
Silver (65 contracts, settlement date May 26, 2016)	(0.09)	(225,175)	4,743,700
Silver (65 contracts, settlement date March 29, 2016)	(0.10)	(232,920)	4,733,950
Silver (63 contracts, settlement date December 29, 2015)	(0.13)	(304,915)	4,573,170
Soybean (106 contracts, settlement date May 13, 2016)	(0.08)	(190,475)	4,768,675
Soybean (105 contracts, settlement date March 14, 2016)	(0.08)	(196,125)	4,710,563
Soybean (105 contracts, settlement date January 14, 2016)	(0.05)	(122,475)	4,693,500
Soybean Oil (212 contracts, settlement date May 13, 2016)	(0.09)	(212,454)	3,573,048
Soybean Oil (212 contracts, settlement date March 14, 2016)	(0.09)	(226,134)	3,548,880
Soybean Oil (213 contracts, settlement date January 14, 2016)	(0.26)	(613,842)	3,534,948
Soybean Oil (213 contracts, settlement date December 14, 2015)	(0.22)	(532,080)	3,494,052
Sugar (512 contracts, settlement date April 29, 2016)	0.20	479,360	7,340,032
Sugar (508 contracts, settlement date February 29, 2016)	(0.05)	(128,050)	7,328,205
Wheat (182 contracts, settlement date May 13, 2016)	0.04	94,213	4,770,675
Wheat (182 contracts, settlement date March 14, 2016)	0.04	89,350	4,727,450
Wheat (182 contracts, settlement date December 14, 2015)	(0.04)	(104,375)	4,666,025
Net Unrealized Depreciation on Futures Contracts	(4.94)%	$(11,893,997)	$240,494,324

*	Denotes greater than 0.000% yet less than 0.005%

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

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2015 and 2014

and Nine Months Ended September 30, 2015 and 2014

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Interest Income	$4,883	$8,256	$24,627	$33,686

Expenses
Management fee to related party	536,536	739,176	1,608,998	2,184,858
Brokerage fees and expenses	126,244	173,923	378,588	514,084
Total expenses	662,780	913,099	1,987,586	2,698,942
Net Investment Loss	(657,897)	(904,843)	(1,962,959)	(2,665,256)
Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	1,500	—	3,500	—
Futures Contracts	(14,978,887)	(13,600,852)	(53,582,552)	10,263,073
Net Realized Gain (Loss)	(14,977,387)	(13,600,852)	(53,579,052)	10,263,073
Net Change in Unrealized Gain (Loss) on
Investments	(296)	(847)	(1,181)	(240)
Futures Contracts	(16,622,665)	(26,394,106)	15,355,079	(22,437,980)
Net Change in Unrealized Gain (Loss)	(16,622,961)	(26,394,953)	15,353,898	(22,438,220)
Net Realized and Unrealized Loss on Investments and Futures Contracts	(31,600,348)	(39,995,805)	(38,225,154)	(12,175,147)

Net Loss	$(32,258,245)	$(40,900,648)	$(40,188,113)	$(14,840,403)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2015

	General Units				Limited Units				Total
				Total General				Total Limited	Total
	General Units		Accumulated	Shareholders'	Limited Units		Accumulated	Shareholders'	Shareholders'
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at January 01, 2015	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134
Creation of Limited Units	—	—	—	—	1,600,000	34,538,965	—	34,538,965	34,538,965
Redemption of Limited Units	—	—	—	—	(950,000)	(20,638,596)	—	(20,638,596)	(20,638,596)
Net Loss:
Net Investment Loss	—	—	(9)	(9)	—	—	(1,962,950)	(1,962,950)	(1,962,959)
Net realized on Investments and Futures Contracts	—	—	(227)	(227)	—	—	(53,578,825)	(53,578,825)	(53,579,052)
Net change in unrealized on Investments and Futures Contracts	—	—	70	70	—	—	15,353,828	15,353,828	15,353,898
Net Loss	—	—	(166)	(166)			(40,187,947)	(40,187,947)	(40,188,113)
Balance at September 30, 2015	50	$1,500	$(526)	$974	12,350,000	$364,423,677	$(123,814,261)	$240,609,416	$240,610,390

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

	2015	2014
Cash flow from operating activities:
Net Loss	$(40,188,113)	$(14,840,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchase of investment securities	(449,979,304)	(528,461,254)
Proceeds from sales of investment securities	600,001,500	628,495,000
Net accretion of discount	(24,627)	(33,686)
Net realized gain on investment securities	(3,500)	—
Unrealized depreciation (appreciation) on investments and futures contracts	(15,353,898)	22,438,220
Decrease in accrued expenses	(41,607)	(55,164)
Net cash provided by operating activities	94,410,451	107,542,713

Cash flows from financing activities:
Proceeds from creation of Limited Units	34,538,965	43,387,949
Redemption of Limited Units	(20,638,596)	(27,522,724)
Net cash provided by financing activities	13,900,369	15,865,225

Net change in cash	108,310,820	123,407,938
Cash held by broker at beginning of period	94,433,074	124,417,599
Cash held by broker at end of period	$202,743,894	$247,825,537

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund

Statements of Financial Condition

September 30, 2015 (unaudited) and December 31, 2014

	September 30,
	2015	December 31,
	(unaudited)	2014
Assets
Equity in broker trading accounts:
Short-term investments (cost $50,000,000 and $199,994,069 as of September 30, 2015 and December 31, 2014, respectively)	$50,000,000	$199,995,250
Cash held by broker	202,743,894	94,433,074
Net unrealized depreciation on futures contracts	(11,893,997)	(27,249,076)
Total assets	$240,849,897	$267,179,248

Liabilities and shareholders' equity
Management fee payable to related party	$168,789	$205,492
Accrued brokerage fees and expenses payable	70,718	75,622
Total liabilities	239,507	281,114

Shareholders' equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(526)	(360)
Total General Units	974	1,140
Limited Units:
Paid in capital - 12,350,000 and 11,700,000 redeemable shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	364,423,677	350,523,308
Accumulated deficit	(123,814,261)	(83,626,314)

Total Limited Units	240,609,416	266,896,994

Total shareholders' equity	240,610,390	266,898,134
Total liabilities and shareholders' equity	$240,849,897	$267,179,248

Net asset value per share

General Units	$19.48	$22.80

Limited Units	$19.48	$22.81

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

September 30, 2015

	Percentage	Fair	Face
Description	of Net Assets	Value	Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.015% due October 01, 2015	20.78%	$50,000,000	$50,000,000
Total U.S. Treasury Obligations (cost $50,000,000)	20.78%	$50,000,000	$50,000,000

	Percentage	Fair	Notional
Description	of Net Assets	Value	Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (152 contracts, settlement date May 13, 2016)	0.01%	$31,710	$4,730,240
Cocoa (151 contracts, settlement date March 15, 2016)	0.02	45,160	4,706,670
Cocoa (151 contracts, settlement date December 15, 2015)	(0.01)	(27,250)	4,702,140
Coffee (102 contracts, settlement date May 18, 2016)	(0.22)	(528,525)	4,838,625
Coffee (102 contracts, settlement date March 18, 2016)	(0.22)	(531,844)	4,758,300
Coffee (101 contracts, settlement date December 18, 2015)	(0.18)	(431,419)	4,596,131
Copper (80 contracts, settlement date May 26, 2016)	(0.01)	(20,888)	4,693,000
Copper (81 contracts, settlement date March 29, 2016)	0.00 *	(5,212)	4,748,625
Copper (81 contracts, settlement date December 29, 2015)	(0.18)	(439,013)	4,740,525
Corn (238 contracts, settlement date May 13, 2016)	0.05	123,100	4,825,450
Corn (237 contracts, settlement date March 14, 2016)	0.05	118,888	4,725,187
Corn (237 contracts, settlement date December 14, 2015)	0.03	65,863	4,594,838
Cotton (155 contracts, settlement date May 06, 2016)	(0.10)	(248,980)	4,708,900
Cotton (156 contracts, settlement date March 08, 2016)	(0.13)	(318,260)	4,704,180
Cotton (156 contracts, settlement date December 08, 2015)	(0.13)	(318,290)	4,714,320
Gold (42 contracts, settlement date April 27, 2016)	0.00 *	(9,290)	4,690,140
Gold (42 contracts, settlement date February 25, 2016)	(0.10)	(237,960)	4,687,200
Gold (42 contracts, settlement date December 29, 2015)	(0.09)	(222,750)	4,683,840
Lean Hogs (170 contracts, settlement date April 14, 2016)	0.04	107,620	4,911,300
Lean Hogs (170 contracts, settlement date February 12, 2016)	0.05	127,050	4,693,700
Lean Hogs (170 contracts, settlement date December 14, 2015)	0.10	242,630	4,537,300
Light, Sweet Crude Oil (60 contracts, settlement date March 21, 2016)	(0.01)	(9,510)	2,874,600
Light, Sweet Crude Oil (60 contracts, settlement date February 22, 2016)	0.00 *	(3,960)	2,842,200
Light, Sweet Crude Oil (60 contracts, settlement date January 20, 2016)	0.00 *	(860)	2,805,600
Light, Sweet Crude Oil (61 contracts, settlement date December 21, 2015)	(0.20)	(472,280)	2,815,760
Light, Sweet Crude Oil (61 contracts, settlement date November 20, 2015)	(0.19)	(454,990)	2,779,160
Live Cattle (89 contracts, settlement date April 29, 2016)	(0.20)	(470,940)	4,719,670
Live Cattle (89 contracts, settlement date February 29, 2016)	(0.27)	(649,020)	4,744,590
Live Cattle (90 contracts, settlement date December 31, 2015)	(0.27)	(653,450)	4,713,300
Natural Gas (100 contracts, settlement date March 29, 2016)	(0.12)	(279,070)	2,688,000
Natural Gas (100 contracts, settlement date February 25, 2016)	(0.13)	(309,950)	2,814,000
Natural Gas (100 contracts, settlement date January 27, 2016)	(0.13)	(322,110)	2,842,000
Natural Gas (100 contracts, settlement date December 29, 2015)	(0.16)	(380,130)	2,831,000
Natural Gas (100 contracts, settlement date November 25, 2015)	(0.17)	(402,140)	2,701,000
NY Harbor ULSD (43 contracts, settlement date March 31, 2016)	(0.02)	(47,032)	2,866,122
NY Harbor ULSD (42 contracts, settlement date February 29, 2016)	(0.02)	(47,699)	2,807,935
NY Harbor ULSD (43 contracts, settlement date January 29, 2016)	(0.02)	(53,416)	2,870,456
NY Harbor ULSD (42 contracts, settlement date December 31, 2015)	(0.18)	(441,995)	2,780,417
NY Harbor ULSD (42 contracts, settlement date November 30, 2015)	(0.19)	(453,163)	2,746,195
Platinum (154 contracts, settlement date April 27, 2016)	(0.24)	(571,925)	7,009,310
Platinum (155 contracts, settlement date January 27, 2016)	(0.40)	(966,600)	7,045,525
Silver (65 contracts, settlement date May 26, 2016)	(0.09)	(225,175)	4,743,700
Silver (65 contracts, settlement date March 29, 2016)	(0.10)	(232,920)	4,733,950
Silver (63 contracts, settlement date December 29, 2015)	(0.13)	(304,915)	4,573,170
Soybean (106 contracts, settlement date May 13, 2016)	(0.08)	(190,475)	4,768,675
Soybean (105 contracts, settlement date March 14, 2016)	(0.08)	(196,125)	4,710,563
Soybean (105 contracts, settlement date January 14, 2016)	(0.05)	(122,475)	4,693,500
Soybean Oil (212 contracts, settlement date May 13, 2016)	(0.09)	(212,454)	3,573,048
Soybean Oil (212 contracts, settlement date March 14, 2016)	(0.09)	(226,134)	3,548,880
Soybean Oil (213 contracts, settlement date January 14, 2016)	(0.26)	(613,842)	3,534,948
Soybean Oil (213 contracts, settlement date December 14, 2015)	(0.22)	(532,080)	3,494,052
Sugar (512 contracts, settlement date April 29, 2016)	0.20	479,360	7,340,032
Sugar (508 contracts, settlement date February 29, 2016)	(0.05)	(128,050)	7,328,205
Wheat (182 contracts, settlement date May 13, 2016)	0.04	94,213	4,770,675
Wheat (182 contracts, settlement date March 14, 2016)	0.04	89,350	4,727,450
Wheat (182 contracts, settlement date December 14, 2015)	(0.04)	(104,375)	4,666,025
Net Unrealized Depreciation on Futures Contracts	(4.94)%	$(11,893,997)	$240,494,324

*	Denotes greater than 0.000% yet less than 0.005%

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

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended September 30, 2015 and 2014

And Nine Months Ended September 30, 2015 and 2014

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Income
Interest Income	$4,883	$8,256	$24,627	$33,686

Expenses
Management fee to related party	536,536	739,176	1,608,998	2,184,858
Brokerage fees and expenses	126,244	173,923	378,588	514,084
Total expenses	662,780	913,099	1,987,586	2,698,942
Net Investment Loss	(657,897)	(904,843)	(1,962,959)	(2,665,256)

Realized and Net Change in Unrealized Gain
(Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	1,500	—	3,500	—
Futures Contracts	(14,978,887)	(13,600,852)	(53,582,552)	10,263,073
Net Realized Gain (Loss)	(14,977,387)	(13,600,852)	(53,579,052)	10,263,073
Net Change in Unrealized Gain (Loss) on
Investments	(296)	(847)	(1,181)	(240)
Futures Contracts	(16,622,665)	(26,394,106)	15,355,079	(22,437,980)
Net Change in Unrealized Gain (Loss)	(16,622,961)	(26,394,953)	15,353,898	(22,438,220)
Net Realized and Unrealized Loss on Investments and Futures Contracts	(31,600,348)	(39,995,805)	(38,225,154)	(12,175,147)

Net Loss	$(32,258,245)	$(40,900,648)	$(40,188,113)	$(14,840,403)

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2015

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders'	Limited Units		Accumulated	Shareholders'	Shareholders'
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 01, 2015	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134
Creation of Limited Units	—	—	—	—	1,600,000	34,538,965	—	34,538,965	34,538,965
Redemption of Limited Units	—	—	—	—	(950,000)	(20,638,596)	—	(20,638,596)	(20,638,596)
Net Loss:
Net Investment Loss	—	—	(9)	(9)	—	—	(1,962,950)	(1,962,950)	(1,962,959)
Net realized on Investments and Futures Contracts	—	—	(227)	(227)	—	—	(53,578,825)	(53,578,825)	(53,579,052)
Net change in unrealized on Investments and Futures Contracts	—	—	70	70	—	—	15,353,828	15,353,828	15,353,898
Net Loss	—	—	(166)	(166)			(40,187,947)	(40,187,947)	(40,188,113)
Balance at September 30, 2015	50	$1,500	$(526)	$974	12,350,000	$364,423,677	$(123,814,261)	$240,609,416	$240,610,390

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Master Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

	2015	2014

Cash flow from operating activities:
Net Loss	$(40,188,113)	$(14,840,403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Purchase of investment securities	(449,979,304)	(528,461,254)
Proceeds from sales of investment securities	600,001,500	628,495,000
Net accretion of discount	(24,627)	(33,686)
Net realized gain on investment securities	(3,500)	—
Unrealized depreciation (appreciation) on investments and futures contracts	(15,353,898)	22,438,220
Decrease in accrued expenses	(41,607)	(55,164)
Net cash provided by operating activities	94,410,451	107,542,713

Cash flows from financing activities:
Proceeds from creation of Limited Units	34,538,965	43,387,949
Redemption of Limited Units	(20,638,596)	(27,522,724)
Net cash provided by financing activities	13,900,369	15,865,225

Net change in cash	108,310,820	123,407,938
Cash held by broker at beginning of period	94,433,074	124,417,599
Cash held by broker at end of period	$202,743,894	$247,825,537

See accompanying notes to unaudited consolidated financial statements

GreenHaven Continuous Commodity Index Fund

GreenHaven Continuous Commodity Index Master Fund

Notes to Unaudited Consolidated Financial Statements

September 30, 2015

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

Unaudited Interim Financial Information

The financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

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

(i) Subsequent Events

For purposes of disclosure in the financial statements, the Fund has evaluated events occurring between the period ended, September 30, 2015 and when the financial statements were issued.

On October 30, 2015, GreenHaven LLC (“GH”), the Managing Owner, and certain other parties entered into a Unit Purchase Agreement (the “Agreement”) with WisdomTree Investments, Inc. (“WTI”). The Managing Owner is a wholly-owned subsidiary of GH and has served as the commodity pool operator and sponsor of the Fund, and has been responsible for the day-to-day operations of the Fund. Pursuant to the Agreement, GH agreed to transfer and sell to WTI all of GH’s interest in the Managing Owner, including the sole and exclusive power to direct the business and affairs of the Fund, as well as certain other assets pertaining to the management of the Fund (the “Transaction”), subject to various terms and conditions. Additionally, in connection with the Transaction, the Managing Owner and the Fund intend to engage GreenHaven Advisors, LLC, a newly-formed Delaware limited liability company (“GH Advisors”)  pursuant to a sub-advisory arrangement to provide advisory services to the Managing Owner and the Fund for a period of time, in exchange for certain management fees.

During that period, 200,000 Limited Shares were created and 100,000 Limited Shares were redeemed resulting in 12,450,000 Limited Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of September 30, 2015, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$50,000,000	$-	$50,000,000
Futures Contracts	(11,893,997)	-	-	(11,893,997)
Total	$(11,893,997)	$50,000,000	$-	$38,106,003

There were no transfers between Level 1 and Level 2 for the Fund during the nine months ended September 30, 2015. The Fund did not hold any Level 3 securities during the nine months ended September 30, 2015.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of September 30, 2015, the Fund was invested in futures contracts.

At September 30, 2015, the fair values of derivative instruments were as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(11,893,997)	$-	$(11,893,997)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the nine months ended September 30, 2015:

Derivative Instruments	Realized Loss on Derivative Instruments	Net Change in Unrealized Gain on Derivative Instruments
Futures Contracts	$(53,582,552)	$15,355,079

At December 31, 2014, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives	Net Derivatives
Futures Contracts	$(27,249,076)	$-	$(27,249,076)

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the nine months ended September 30, 2014:

Derivative Instruments	Realized Gain on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Futures Contracts	$10,263,073	$(22,437,980)

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

(8) Operating Expenses, Organizational and Offering Costs

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The Management Fee is paid in consideration of the use of the license for the Thomson Reuters Equal Weight Continuous Commodity Index held by GreenHaven, LLC, a Georgia limited liability company formed in August 2005, and its subsidiary GreenHaven Commodity Services, LLC, as well as for commodity futures trading advisory services. The management fees incurred for the three months ended September 30, 2015 and 2014 were $536,536 and $739,176, respectively, and for the nine months ended September 30, 2015 and 2014 were $1,608,998 and $2,184,858, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three months ended September 30, 2015 and 2014 were $126,244 and $173,923, respectively, and for the nine months ended September 30, 2015 and 2014 were $378,588 and $514,084, respectively

(d) Unusual Fees and Expenses

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

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of September 30, 2015, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Share outstanding for the 3 months and 9 months ended September 30, 2015 and 2014. The net investment loss and total expense ratios have been annualized. The total return at net asset value is based on the change in net asset value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Net Asset Value
Net asset value per share, beginning of period	$22.08	$27.91	$22.81	$25.70

Net realized and change in unrealized gain (loss) from investments	(2.55)	(3.05)	(3.16)	(0.70)
Net investment loss	(0.05)	(0.07)	(0.17)	(0.21)
Net decrease in net assets from operations	(2.60)	(3.12)	(3.33)	(0.91)
Net asset value per share, end of period	$19.48	$24.79	$19.48	$24.79

Market value per share, beginning of period	$22.07	$27.93	$22.86	$25.74
Market value per share, end of period	$19.47	$24.75	$19.47	$24.75
Ratio to average net assets (ii)
Net investment loss*	(1.05)%	(1.04)%	(1.04)%	(1.04)%
Total expenses	1.05%	1.05%	1.05%	1.05%

Total Return, at net asset value (iii)	(11.78)%	(11.18)%	(14.59)%	(3.54)%
Total Return, at market value (iii)	(11.78)%	(11.39)%	(14.83)%	(3.85)%

(i)	Based on average shares outstanding.

(ii)	Percentages are annualized.

(iii)	Percentages are not annualized.

*	Net investment loss is calculated by subtracting the Fund expenses from U.S. Treasury Obligations income

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Capital Resources

The Fund had no commitments for capital expenditures as of September 30, 2015. Currently, the Fund invests only in U.S Treasury bills and in long positions in exchange-traded commodity futures contracts. Therefore, it has no expectation of entering into commitments for capital expenditures at any time in the near future.

Off-Balance Sheet Arrangements and Contractual Obligations

As of September 30, 2015 the Fund had no commitments or contractual obligations other than its long positions in futures contracts as detailed in the Consolidated Schedule of Investments included herein. Typically, those positions require the Fund to deposit initial margin funds with its Commodity Broker in amounts equal to approximately 10% of the notional value of the contracts. Also, the Fund may be required to make additional margin deposits if prices fall for the underlying commodities. Since the Fund is not leveraged, it holds in reserve the shareholder funds not required for margin and invests these in U.S. Treasury bills. These funds are available to meet variation margin calls.

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

Results of Operations

FOR THE PERIOD FROM SEPTEMBER 30, 2010 TO SEPTEMBER 30, 2015

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

5 Year Performance Summary
Date	NAV	Total Shares	Net Assets	1 Month Return	3 Month Return	Year to Date Return	Return Since Inception
10/31/2010	$29.76	13,000,050	$386,881,488	5.76%	12.64%	13.50%	-0.80%
11/30/2010	$29.67	14,900,050	$442,084,484	-0.30%	13.20%	13.16%	-1.10%
12/31/2010	$32.88	16,250,050	$534,301,644	10.82%	16.84%	25.40%	9.60%
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,550,301	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,683,342	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,833,324	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,796,308	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,673,292	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,966,285	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,854,294	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,331,390	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,147,910	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,251,437	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,585,389	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$360,040,396	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,054,331	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,188,813	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,031,740	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,308,737	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,633,699	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,878,141	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,229,092	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,195,111	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,801,060	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,756,095	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,441,576	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,313,104	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,730,007	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,653,495	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,578,974	-2.06%	-11.78%	-14.60%	-35.07%

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return, or the “Index”, over time. For the nine-months ended September 30, 2015 and September 30, 2014, the Fund’s Net Asset Value underperformed the Index by 0.70% and 0.75%, respectively.

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

The Fund’s Risk by Market Sector

The following were the primary trading risk exposures of the Fund as of September 30, 2015 by market sector.

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

During the nine months ended September 30, 2015, the Fund made no changes to its internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     Not Applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014, filed March 6, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three-months ended September 30, 2015, 400,000 Limited Shares were redeemed for $8,377,301 and 100,000 Limited Shares were created for $1,962,240. On September 30, 2015, 12,350,000 Limited Shares of the Fund were outstanding for a market capitalization of $240,454,500, based on the September 30, 2015 closing price of $19.47 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended September 30, 2015:

Issuer Purchases of Equity Securities
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares That
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Redeemed	Paid per Share	Programs	Programs
July 1, 2015 to July 31, 2015	300,000	$21.34	N/A	N/A
August 1, 2015 to August 31, 2015	100,000	$19.75	N/A	N/A
September 1, 2015 to September 30, 2015	-	$-	N/A	N/A
Total	400,000	$20.94

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

GreenHaven Continuous Commodity Index Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Date: November 6, 2015	By:	/s/ Cooper Anderson
Name: Cooper Anderson
Title: Principal Financial Officer

GreenHaven Continuous Commodity Index Master Fund

	By:	GreenHaven Commodity Services LLC,
its Managing Owner

	By:	/s/ Ashmead Pringle
Name: Ashmead Pringle
Title: Chief Executive Officer

Date: November 6, 2015	By:	/s/ Cooper Anderson
Name: Cooper Anderson
Title: Principal Financial Officer

EXHIBIT INDEX

Exhibit		Page
Number	Description of Document	Number

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-1

31.2	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.3	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-4

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-6

32.3	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-7

32.4	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-8

