Form 10-K
period 2015-12-31
WisdomTree Continuous Commodity Index Fund; WisdomTree Continuous Commodity Index Master Fund
filed 2016-03-15
CIK 1379606, 1379527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to ____

Commission file number 001-36840

WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund)

(Exact name of registrant as specified in its charter)

WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund)

(Exact name of Co-registrant as specified in its charter)

Delaware	26-0151234
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

c/o WisdomTree Commodity Services, LLC
245 Park Avenue, 35th Floor New York, New York	10167
(Address of Principal Executive Offices)	(Zip Code)

(866) 909-9473

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:

Shares	NYSE Arca, Inc.
(Title of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the shares held by non-affiliates was approximately $279,186,604.

As of January 31, 2016, there were 11,800,000 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

PART I

Item 1.	Business.

The WisdomTree Continuous Commodity Index Fund (the “Fund”) is a commodity pool that was organized as a Delaware statutory trust on October 27, 2006. The Fund’s commodity pool operator is WisdomTree Commodity Services, LLC (the “Managing Owner”). The Fund’s Trustee is CSC Trust Company of Delaware. Shares representing units of fractional undivided beneficial interest in and ownership of the Fund are listed on the NYSE Arca under the symbol “GCC.”

The WisdomTree Continuous Commodity Index Master Fund (the “Master Fund,” and together with the Fund, the “Funds”) was organized as a Delaware statutory trust on October 27, 2006. The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Fund holds no investment assets other than units of beneficial interest in the Master Fund (the “Master Fund Units”). The Master Fund is wholly-owned by the Fund and the Managing Owner. Each Share issued by the Fund correlates to a Master Fund Unit issued by the Master Fund and held by the Fund.

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven LLC sold 100% of the issued and outstanding membership interest in the Managing Owner to WisdomTree Investments Inc. Following the sale, the name of the Fund was changed from “GreenHaven Continuous Commodity Index Fund” to “WisdomTree Continuous Commodity Index Fund”; the name of the Master Fund was changed from “GreenHaven Continuous Commodity Index Master Fund” to “WisdomTree Continuous Commodity Index Master Fund”; and the name of the Managing Owner was changed from “GreenHaven Commodity Services, LLC” to “WisdomTree Commodity Services, LLC.”

As of January 1, 2016, the Fund’s commodity trading advisor is GreenHaven Advisors LLC (the “Sub-Advisor”).

The current principal offices of the Funds and the Managing Owner are located at 245 Park Avenue, 35th Floor, New York, New York 10167, telephone (866) 909-9473. The Managing Owner currently maintains an Internet website at www.wisdomtree.com, through which the Funds’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Funds may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective

The Funds’ investment objective is to reflect the performance of the Continuous Commodity Total Return Index over time, less the expenses of the operations of the Funds.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a Portfolio of exchange-traded futures on the commodities comprising the Index (the “Index Commodities”).

The Master Fund holds a Portfolio of futures contracts on the Index Commodities as well as cash and United States Treasury securities for deposit with the Master Fund’s Commodity Brokers as margin and other high credit quality short-term fixed income securities. The Master Fund’s Portfolio is traded with a view to reflecting the performance of the Index over time, whether the Index is rising, falling or flat over any particular period. The Master Fund is not “managed” by traditional methods, which typically involve effecting changes in the composition of the Master Fund’s Portfolio on the basis of judgments relating to economic, financial and market considerations with a view to obtaining positive results under all market conditions. To maintain the correspondence between the composition and weightings of the Index Commodities comprising the Index, the Sub-Adviser may adjust the Portfolio on a daily basis to conform to periodic changes in the identity and/or relative weighting of the Index Commodities. The Sub-Adviser aggregates certain of the adjustments and makes changes to the Portfolio in the case of significant changes to the Index.

There can be no assurance that the Fund or the Master Fund will achieve its investment objective or avoid substantial losses. The value of the Shares is expected to fluctuate generally in relation to changes in the value of the Master Fund Units.

The Index

Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC, is the owner, publisher, and custodian of the Continuous Commodity Total Return Index, sometimes referred to as the Equal Weight Continuous Commodity Total Return Index (“CCI-TR” or “Index”), which represents a total return version of the underlying commodities of the tenth revision (as of January 2013) of the original Commodity Research Bureau Index (the “CRB Index”).

The original CRB Index was widely viewed as a broad measure of overall commodity price trends because of the diverse nature of its constituent commodities. In 2005, the CRB Index was revised for a ninth time, and is currently known as the Thomson Reuters/Jefferies CRB Index.  The ninth revision formula continued to be calculated and was renamed the Continuous Commodity Index (the “CCI Index”). On January 7, 2013, the CCI Index was revised for a tenth time to include CME Soybean oil and remove ICE Frozen Concentrated Orange Juice at an equivalent allocation. Additionally, the Index methodology was changed from geometric averaging to arithmetic averaging and a five-day roll period replaced the former one-day period. Thomson Reuters (Markets) LLC is the owner, publisher, and custodian of the CCI-TR which represents a total return version of the CCI Index.  Prior to the tenth revision, the Index was calculated to produce an equal-weighted geometric mean of the individual commodity price relatives, i.e., a ratio of the current price to the base year average price. The base year of the CCI is 1967 with a starting value of 100.

The Funds are based on the total return version CCI, called the CCI-TR. The base year for the CCI-TR is 1982, with a starting value of 100.  The CCI is materially different from the CRB Index.

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

Index Methodology

The individual commodity contributions are calculated as follows:

1.	Arithmetic averages for each commodity on the relevant business day are calculated.

where,

Cm,t stands for the sum across the included contracts for each of the 17 commodities, so where s stands for the price of a given contract month.

For example:

(Mar ‘13 Corn price + May ‘13 Corn price + Jul ‘13 Corn price)

Corn sum (as of Jan 7, 2013) =   ——————————————————————————

3

avgt	stands for the daily average of settlement prices

w	is the equal weight of 5.88% (1/17th) for each constituent commodity

m	stands for each commodity

t	stands for each trading day for which updated settlement prices are available

2.	Today’s value of the average for the 17 components is then used with yesterday’s value to derive the applicable fair value index (“CRBCC”):

The CRBCC defines the actively considered set of futures contracts for each commodity as defined further in the 6 roll schedules listed in the appendix.

3.	Total Return:

Note that for example after a weekend, 3 days of returns are due to be added to the index.

Contract Roll

The roll periods take place during the week leading up to the second Friday of the same six months (Jan, Feb, Apr, June, Aug, and Nov) every year. The roll implies a change from the pre-roll basket of contracts to the post-roll basket according to the following pattern:

At the close of the 1st roll day (a Monday): 20% post-roll basket + 80% pre-roll basket

Intraday of the 2nd roll day (a Tuesday): 20% post-roll basket + 80% pre-roll basket

At the close of the 2nd roll day: 40% post-roll basket + 60% pre-roll basket

Intraday of the 3rd roll day (a Wednesday): 40% post-roll basket + 60% pre-roll basket

At the close of the 3rd roll day: 60% post-roll basket + 40% pre-roll basket

Intraday of the 4th roll day (a Thursday): 60% post-roll basket + 40% pre-roll basket

At the close of the 4th roll day: 80% post-roll basket + 20% pre-roll basket

Intraday of the 5th roll day (a Friday): 80% post-roll basket + 20% pre-roll basket

At the close of the 5th roll day: 100% post-roll basket

Good Friday can fall on the second Friday in April (e.g., 2017). In this case, the open on the following Monday shows the final 40% of the roll rather than the final 20%. If no trading takes place during the roll for other reasons, reallocation between contracts without a price change is implemented for such days.

Real-Time Pricing Considerations

The Index is calculated: 5:00am – 6:00pm ET (internal), 8:00am – 8:22pm ET (NYSE Arca).

The Index settles on a final value at around 3:15pm ET. Index outputs start at 5am ET carrying the previous day close and then the Index will start fluctuating at 8:00am ET when the underlying contracts begin trading.

Constituent Contracts

Contract	Name	Exchange	Included contract months
CL	Crude Oil	NYMEX	All 12 calendar months
HO	Heating Oil	NYMEX	All 12 calendar months
NG	Natural Gas	NYMEX	All 12 calendar months
C	Corn	CBOT	Mar, May, Jul, Sep, Dec
S	Soybeans	CBOT	Jan, Mar, May, Jul, Aug, Nov
LC	Live Cattle	CME	Feb, Apr, Jun, Aug, Oct, Dec
GC	Gold	COMEX	Feb, Apr, Jun, Aug, Dec
HG	Copper	COMEX	Mar, May, Jul, Sep, Dec
SB	Sugar	ICE US	Mar, May, Jul, Oct
CT	Cotton	ICE US	Mar, May, Jul, Dec
CC	Cocoa	ICE US	Mar, May, Jul, Sep, Dec
KC	Coffee	ICE US	Mar, May, Jul, Sep, Dec
W	Wheat	CBOT	Mar, May, Jul, Sep, Dec
LH	Lean Hogs	CME	Feb, Apr, Jun, Jul, Aug, Oct, Dec
SI	Silver	COMEX	Mar, May, Jul, Sep, Dec
BO	Soy Oil	CBOT	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec
PL	Platinum	COMEX	Jan, Apr, Jul, Oct

CCI Total Return Historical Prices (Monthly)

Tabular Performance

	1982	1983	1984	1985	1986	1987	1988	1989	1990	1991
January	101.34	103.24	110.00	103.27	102.07	107.23	124.46	141.62	155.48	151.18
February	97.88	98.56	111.46	99.17	98.26	106.00	121.18	144.01	158.05	153.90
March	95.25	102.16	116.15	103.90	97.97	107.87	127.08	145.51	159.10	154.35
April	96.80	104.58	114.17	101.06	100.60	115.54	128.08	146.19	162.61	153.43
May	93.93	108.48	116.20	98.95	97.33	116.74	134.02	142.61	162.60	152.96
June	92.81	107.15	112.18	96.93	96.02	116.95	138.37	146.79	158.82	149.72
July	93.17	111.80	103.00	97.80	96.09	119.23	132.59	142.60	160.55	154.80
August	95.18	113.31	107.59	98.97	102.70	117.97	132.63	144.06	163.58	152.99
September	93.88	110.20	105.27	100.66	103.82	118.36	128.43	144.97	168.59	156.77
October	96.53	106.39	106.20	103.64	104.31	119.00	134.88	144.75	161.51	160.40
November	98.58	109.27	104.62	104.85	103.81	124.75	139.34	147.55	159.48	158.33
December	98.44	111.16	101.03	106.03	104.80	124.41	144.35	150.98	158.64	152.25

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
January	152.62	144.22	159.78	167.63	193.04	212.80	224.10	171.56	182.49	200.87
February	150.99	145.81	160.80	170.77	196.45	217.12	217.32	163.26	181.60	199.37
March	151.55	151.90	162.09	173.78	201.72	221.21	218.08	170.85	186.68	189.30
April	149.17	153.95	161.89	176.61	209.92	224.26	215.22	169.20	184.96	192.80
May	152.77	153.73	170.00	176.38	210.32	227.67	207.33	165.19	195.03	188.39
June	153.52	152.79	169.55	174.40	208.80	220.61	203.41	167.21	195.06	183.78
July	151.05	158.83	172.93	176.39	205.26	224.71	195.17	165.29	192.53	182.33
August	147.35	156.42	169.51	180.43	212.64	226.65	183.20	171.44	198.89	178.58
September	147.89	154.52	169.57	181.67	209.55	227.92	188.69	177.22	200.19	170.11
October	145.91	153.92	170.16	183.18	204.28	227.01	188.01	175.05	196.31	165.99
November	148.41	152.67	166.41	184.92	211.48	224.59	180.37	176.49	203.55	170.96
December	147.44	156.48	172.50	187.77	210.35	219.56	174.47	178.07	203.47	168.51

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
January	164.83	212.14	229.67	250.91	317.12	330.62	411.13	275.21	309.71	413.98
February	167.85	210.43	241.16	269.04	307.28	342.83	459.94	262.70	316.72	427.41
March	178.98	200.92	249.10	276.15	314.70	341.39	419.58	272.62	309.01	427.31
April	174.76	201.16	239.12	267.03	328.57	335.77	432.82	271.52	317.08	440.35
May	177.87	204.61	243.59	264.15	328.29	339.71	436.36	302.54	301.20	421.70
June	179.55	202.54	234.32	268.09	329.35	339.29	475.72	284.18	305.96	405.75
July	182.26	203.40	235.75	270.29	333.17	349.84	434.38	291.59	323.85	416.20
August	188.45	210.55	243.06	276.76	330.54	339.34	407.25	288.18	321.16	424.72
September	192.98	210.87	249.04	289.08	313.12	367.75	355.30	296.28	344.96	366.31
October	194.72	214.61	248.86	285.12	323.59	373.06	288.96	308.74	363.59	386.60
November	195.84	215.63	253.96	289.17	342.87	369.02	279.58	322.67	361.99	372.96
December	199.55	222.14	249.80	303.40	331.29	388.41	277.32	323.90	400.73	358.71

	2012	2013	2014	2015
January	373.80	348.30	308.61	263.18
February	378.37	333.29	331.93	267.87
March	361.80	327.20	336.91	255.94
April	351.72	334.18	346.35	264.60
May	320.53	318.42	332.52	260.10
June	337.51	305.34	334.31	267.26
July	351.10	308.50	319.18	244.07
August	359.43	318.70	315.06	241.28
September	361.61	314.69	297.74	236.52
October	349.29	311.05	298.08	240.56
November	352.37	307.63	288.44	226.78
December	340.74	306.28	274.71	225.92

The CCI-TR is an equal weight commodity index. By its very structure an evenly-weighted index will provide broader exposure than one that is not evenly-weighted. To the extent that an index is over-weighted in a particular commodity class, such as energy, that index will reflect the energy sector more than it will the broad commodity universe. The table below indicates the constituent commodities, their index weighting and the sector weighting within the Index.

Commodity	Index Weight	Sector Weight
Crude Oil	5.88%	Energy 17.65%
Heating Oil	5.88%
Natural Gas	5.88%

Corn	5.88%	Grains 23.53%
Wheat	5.88%
Soybeans	5.88%
Soybean Oil	5.88%

Live Cattle	5.88%	Livestock 11.76%
Lean Hogs	5.88%

Sugar	5.88%	Softs 23.53%
Cotton	5.88%
Coffee	5.88%
Cocoa	5.88%

Gold	5.88%	Metals 23.53%
Silver	5.88%
Platinum	5.88%
Copper	5.88%

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

Investments; Margin

A substantial amount of proceeds of the offering of Shares has and will be used by the Fund, through the Master Fund, to engage in the trading of exchange-traded futures contracts on the Index Commodities with a view to reflecting the performance of the Index over time, less the expenses of the operations of the Fund and the Master Fund. The Master Fund’s Portfolio also includes United States Treasury securities and other high credit-quality short-term fixed income securities for deposit with the Commodity Broker as margin.

To the extent that the Master Fund trades in futures contracts on United States exchanges, the assets deposited by the Master Fund with its Commodity Broker as margin must be segregated pursuant to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”). Such segregated funds may be invested only in a limited range of instruments.

Although the percentages set forth below may vary substantially over time, as of the date of this Annual Report, the Master Fund estimates:

(i)	approximately 10% of the Net Asset Value of the Master Fund will be held as margin deposits and will be placed in segregated accounts in the name of the Master Fund with the Commodity Broker (or another eligible financial institution, as applicable) in the form of cash or United States Treasury bills to margin commodity positions; and

(ii)	approximately 90% of the Net Asset Value of the Master Fund will be maintained in segregated accounts in the name of the Master Fund in bank deposits or United States Treasury and United States Government Agencies issues.

The Managing Owner is responsible for the cash management activities of the Master Fund, including investing in United States Treasury and United States government agencies issues.

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

The current market value of all open commodity futures contracts traded on a non-United States exchange shall be based upon the settlement price for that particular commodity futures contract traded on the applicable non-United States exchange on the date with respect to which Net Asset Value is being determined; provided, that if a commodity futures contract traded on a non-United States exchange could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day.

The Managing Owner may in its discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a futures contract is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Notwithstanding, such valuations may differ from valuations of others in the industry. Interest earned on the Master Fund’s commodity brokerage account will be accrued at least monthly. The amount of any distribution will be a liability of the Master Fund from the day when the distribution is declared until it is paid.

Net Asset Value per Master Fund Unit is the Net Asset Value of the Master Fund divided by the number of outstanding Master Fund Units. Because there will be a one-to-one correlation between Shares and Master Fund Units, the Net Asset Value per Share and the Net Asset Value per Master Fund Unit will be equal.

Creation and Redemption of Shares

The Fund creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions, (ii) be a participant in the Depository Trust Company (“DTC”), and (iii) have entered into a Participant Agreement. A list of the current Authorized Participants can be obtained from the Managing Owner.  Investors not qualified as Authorized Participants will not be able to place orders to create and redeem Baskets directly from the Fund. However, Authorized Participants may sell the Shares included in the Baskets they purchase from the Fund to other investors.

To compensate the Fund’s Administrator for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay, as of January 1, 2016, a transaction fee of $200 per order. Authorized Participants who purchase Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from the Fund, and no such person has any obligation or responsibility to the Managing Owner or the Fund to affect any sale or resale of Shares.

The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the payment of cash required for such creations and redemptions. Under the Participant Agreement, the Managing Owner has agreed to indemnify an Authorized Participant against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “1933 Act”). Authorized Participants are cautioned that some of their activities may result in their being deemed participants in a distribution in a manner that would render them statutory underwriters and subject them to the prospectus delivery and liability provisions of the Securities Act.

The times for creation and redemption order cut-off times and/or settlement set forth below are as of the date of this annual report and may be revised as designated by the Fund or its agents on the order form or related procedures as communicated to Authorized Participants.

Creation Procedures

General. On any business day, an Authorized Participant may place an order with the Fund’s Distributor (as facilitated by the Fund’s Administrator) to create one or more Baskets. For purposes of processing both purchase and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Purchase orders must be placed by 10:00 a.m., New York time. The day on which a valid purchase order is received is the purchase order date. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

Determination of Required Payment. The total payment required to create each Basket is the Net Asset Value of 50,000 Shares as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00 p.m., New York time, on the business day immediately following the purchase order date at Net Asset Value per Share as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

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

Rejection of Purchase Orders. The Administrator may reject a purchase order if:

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

Redemption Procedures

General. The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Distributor (as facilitated by the Administrator) to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which a valid redemption order is received in proper form is the redemption order date. Redemption orders are irrevocable. Individual Shareholders may not redeem directly from the Fund.

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

Determination of Required Payment. The redemption proceeds from the Fund consist of the cash redemption amount equal to the Net Asset Value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at 12:00 p.m., New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.

Delivery of Redemption Proceeds. The redemption proceeds due from the Fund are delivered to the Authorized Participant at 12:00pm, New York time, on the business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Distributor receives the fee applicable to the extension of the redemption distribution date which the Distributor may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 12:00pm, New York time, on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Distributor is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 12:00pm, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Distributor and the Managing Owner may from time-to-time agree upon.

Suspension or Rejection of Redemption Orders. The Managing Owner may suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. The Managing Owner will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

A redemption order may be rejected if the order is not in proper form as described in the order form and/or Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

Advisors and Associated Persons

The Trustee

CSC Trust Company of Delaware, a Delaware corporation, is the sole Trustee of the Fund and Master Fund. The Trustee’s principal offices are located at 2711 Centerville Road, Suite 210, Wilmington, DE 19808. The Trustee is unaffiliated with the Managing Owner. The Trustee’s duties and liabilities with respect to the offering of the Shares and the management of the Fund and Master Fund are limited to its express obligations under the Funds’ Trust Agreements.

The Trustee serves as the sole trustee of the Funds in the State of Delaware. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Funds, the Managing Owner or the Shareholders. The Trustee is permitted to resign upon at least sixty (60) days’ notice to the Fund or the Master Fund, as applicable; provided, that any such resignation will not be effective until a successor Trustee is appointed by the Managing Owner. The Trust Agreements of each of the Funds provides that the Trustee is compensated by the Fund or the Master Fund, as applicable, and is indemnified by the Fund or Master Fund, as applicable, against any expenses it incurs relating to or arising out of the formation, operation or termination of the Fund or Master Fund, as applicable, or the performance of its duties pursuant to the applicable Trust Agreement, except to the extent that such expenses result from the gross negligence or willful misconduct of the Trustee. The Managing Owner has the discretion to replace the Trustee.

Under the Trust Agreements, the Trustee has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Funds. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Shareholders have no voice in the day-to-day management of the business and operations of the Funds, other than certain limited voting rights as set forth in each Trust Agreement. In the course of its management of the business and affairs of the Funds, the Managing Owner may, in its sole and absolute discretion, appoint an affiliate or affiliates of the Managing Owner as additional managing owners (except where the Managing Owner has been notified by the Shareholders that it is to be replaced as the managing owner) and retain such persons, including affiliates of the Managing Owner, as it deems necessary for the efficient operation of the Fund or Master Fund, as applicable.

Because the Trustee has delegated substantially all of its authority over the operation of the Funds to the Managing Owner, the Trustee itself is not registered in any capacity with the CFTC or the National Futures Association (“NFA”).

The Managing Owner

WisdomTree Commodity Services, LLC, a Delaware limited liability company, is the Managing Owner of each of the Funds. The Managing Owner serves as the commodity pool operator of each of the Funds. The Managing Owner is registered as a commodity pool operator with the CFTC and is a member of the NFA. Its principal place of business is 245 Park Avenue, 35th Floor, New York, New York 10167, and its telephone number is (866) 909-9473. The registration of the Managing Owner with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Managing Owner, the Fund or the Master Fund.

The Trustee has delegated to the Managing Owner the exclusive power and authority to manage the business and affairs of the Funds.  Specifically, with respect to each Fund, the Managing Owner:

(i)	selects the Trustee, Administrator, Distributor and each Fund’s auditor;

(ii)	negotiates various agreements and fees; and

(iii)	performs such other services as the Managing Owner believes that the Funds may from time to time require.

Specifically, with respect to the Master Fund, the Sub-Adviser pursuant to delegation by the Managing Owner:

(i)	selects the Commodity Broker; and

(ii)	monitors the performance results of the Master Fund’s Portfolio and reallocates assets within the Portfolio with a view to causing the performance of the Master Fund’s Portfolio to track that of the Index over time.

In its capacity as a commodity pool operator, the Managing Owner is an organization which operates or solicits funds for a commodity pool; that is, an enterprise in which funds contributed by a number of persons are combined for the purpose of trading futures contracts.

The Sub-Advisor

GreenHaven Advisors LLC, as the Sub-Advisor, serves as the commodity trading advisor of the Funds. The Sub-Advisor is registered with the CFTC as a commodity trading advisor and was approved as a member of the NFA as of November 10, 2015. Its principal place of business is 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326, and its telephone number is (404) 389-9744.

The Sub-Advisor, under authority delegated by the Managing Owner, is responsible for selecting Commodity Brokers and reallocating assets within the Portfolio with a view to achieving the Funds’ investment objective. In its capacity as a commodity trading advisor, the Sub-Advisor is an organization which, for compensation or profit, advises others as to the value of or the advisability of buying or selling futures contracts.

The Commodity Broker

A variety of executing brokers may execute futures transactions on behalf of the Master Fund. The Sub-Adviser, under authority delegated by the Managing Owner, has designated Morgan Stanley & Co. LLC (together with its parent Morgan Stanley, Morgan Stanley Wealth Management, and its consolidated subsidiaries are collectively referred to as “MS&Co” hereafter), as the Master Fund’s commodity broker (the “Commodity Broker”), to which the executing brokers give-up all such transactions. In its capacity as clearing broker, the Commodity Broker may execute and clear each of the Master Fund’s futures transactions and perform certain administrative services for the Master Fund. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity.

The Master Fund pays to the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. The Managing Owner does not expect brokerage commissions and fees together with the routine, operational, administrative and other ordinary expenses of the Fund and the Master Fund to exceed 0.20% of the Net Asset Value of the Master Fund in any year, although the actual amount of such brokerage commissions, fees and expenses in any year may be greater.

The Administrator

Effective as of January 1, 2016, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed State Street Bank and Trust Company (“State Street” or the “Administrator”) as the administrator of the Fund and the Master Fund and has entered into an Administration Agreement in connection therewith. State Street serves as Custodian of the Fund and has entered into a Master Custodian Agreement in connection therewith. State Street also serves as the transfer agent of the Fund and has entered into a Transfer Agency and Service Agreement in connection therewith.

State Street, a state-chartered bank organized under the laws of the Commonwealth of Massachusetts with trust powers, has an office at One Lincoln Street, Boston, Massachusetts 02110. State Street is subject to supervision by the Massachusetts Division of Banks and the Board of Governors of the Federal Reserve System. Information regarding the Net Asset Value of the Fund, creation and redemption transaction fees and the names of the parties that have executed a Participant Agreement may be obtained by calling the following number: (866) 909-9473.

As the Administrator, State Street performs certain services necessary for the operation and administration of the Funds (other than making investment decisions), including Net Asset Value calculations, accounting and other fund administrative services. State Street retains certain financial books and records, including: fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants.

The State Street agreements with the Funds will continue in effect through March 31, 2019 unless terminated earlier as specified in the Agreement (e.g., material breach). The agreements generally provide for the exculpation and indemnification of State Street from and against any costs, expenses, damages, liabilities or claims (other than those resulting from State Street’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against State Street in performing its obligations or duties thereunder.

State Street and any of its affiliates may from time to time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

Effective as of January 1, 2016, State Street also will receive a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $200 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund or the Master Fund.

The Distributor

Effective as of January 1, 2016, the Managing Owner, on behalf of the Funds, has appointed Foreside Fund Services LLC (“FFS” or the “Distributor”), to assist the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including assisting in matters associated with receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. FFS may be contacted at Foreside Fund Services LLC, 3 Canal Plaza, Suite 100, Portland, Maine 04101. Investors may obtain information regarding the Distributor by calling toll-free in the U.S. at (866) 909-9473. The Fund has entered into a Distribution Services Agreement with FFS.

The Managing Owner will pay the Distributor a fee based on the Net Asset Value, plus reimbursement of certain out-of-pocket expenses.

Fees and Charges

Upfront Selling Commission

No upfront selling commissions are charged during the Funds’ continuous offering period, although it is expected that investors will be charged a customary commission by their brokers in connection with purchases of Shares that will vary from investor to investor. Investors are encouraged to review the terms of their brokerage accounts for details on applicable charges.

Management Fee

The Fund pays the Managing Owner a Management Fee monthly in arrears, in an amount equal to 0.85% per annum of the average amount of daily net assets of the Master Fund. No separate management fee will be paid by the Fund.

Sub-Adviser Fee

The Managing Owner, out of its Management Fee, will pay the Sub-Adviser an annual fee equal to 20% of the Management Fee plus 20% of the Fund’s other expense accrual (excluding brokerage expense accrual) based on the Net Asset Value, subject to a $200,000 annual minimum. In addition, the Managing Owner will reimburse the Sub-Adviser for certain of its out-of-pocket expenses.

Organization and Offering Expenses

Expenses incurred in connection with organizing the Fund and the Master Fund and the offering of Shares through December 31, 2015 was paid by GreenHaven, LLC, a limited liability company organized in the State of Georgia, which is the former sole member of the Managing Owner. Neither GreenHaven, LLC nor the Managing Owner is entitled to reimbursement in connection with the payment of the organizational and offering expenses.

Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Managing Owner does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Funds are responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.20% of the Net Asset Value of the Master Fund in any year, although the actual amount of such fees and expenses in any year may be greater. These estimates are based on the Net Asset Value per share of $18.56 on December 31, 2015.

Unusual Fees and Expenses

The Master Fund pays all its unusual fees and expenses, if any, of the Fund and Master Fund generally, if any, as determined by the Managing Owner. Unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities and litigation costs and any permitted indemnification payments related thereto. Unusual fees and expenses shall also include material expenses which are not currently anticipated obligations of the Fund or Master Fund or of managed futures funds in general. Routine operational, administrative and other ordinary expenses will not be deemed unusual expenses. There have been no unusual fees or expenses since the Funds commenced investment operations on January 23, 2008.

Management Fee and Ongoing Expenses to be Paid First out of Interest Income

The Management Fee and ordinary ongoing expenses of the Funds will be paid first out of interest income from the Master Fund’s holdings of U.S. Treasury bills and other high credit-quality short-term fixed income securities on deposit with the Commodity Broker as margin or otherwise. It is expected that, at current interest rates, such interest income will not be sufficient to cover all or a significant portion of the Management Fee and ordinary ongoing expenses of the Funds.

Governance; Shareholder Rights and Protections

Duties of the Managing Owner

As managing owner of the Funds, the Managing Owner effectively is subject to the duties and restrictions imposed on “fiduciaries” under both statutory and common law. The Managing Owner has a fiduciary responsibility to the Shareholders to exercise good faith, fairness and loyalty in all dealings affecting the Fund and the Master Fund, consistent with the terms of the Trust Agreements. The general fiduciary duties which would otherwise be imposed on the Managing Owner (which would make the operation of the Funds as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), are defined and limited in scope by the disclosure of the business terms of the Funds, as set forth herein and in the Trust Agreements (to which terms all Shareholders, by subscribing to the Shares, are deemed to consent).

The Trust Agreements provide that the Managing Owner and its affiliates shall have no liability to the Fund, the Master Fund or any Shareholder for any loss suffered by the Fund or the Master Fund arising out of any action or inaction of the Managing Owner or its affiliates or their respective directors, officers, shareholders, partners, members, managers or employees (the “Managing Owner Related Parties”) if the Managing Owner Related Parties, in good faith, determined that such course of conduct was in the best interests of the Fund or the Master Fund, as applicable, and such course of conduct did not constitute gross negligence or misconduct by the Managing Owner Related Parties. The Funds have agreed to indemnify the Managing Owner Related Parties against claims, losses or liabilities based on their conduct relating to the Funds, provided that the conduct resulting in the claims, losses or liabilities for which indemnity is sought did not constitute gross negligence or misconduct and was done in good faith and in a manner reasonably believed to be in the best interests of the Fund or the Master Fund, as applicable.

An investor should be aware that the terms of the governing instrument of the Fund or the Master Fund, as applicable, may expand or restrict or eliminate the Managing Owner’s duties (including fiduciary duties) owed to the Fund, the Master Fund or any beneficial owner of the Fund or the Master Fund, as applicable, provided that the governing instrument of the Fund or the Master Fund, as applicable, may not eliminate the implied contractual covenant of good faith and fair dealing.

Under Delaware law, a beneficial owner of a statutory trust (such as a Shareholder) may, under certain circumstances and in accordance with the statutory trust’s governing instrument, institute legal action on behalf of himself and all other similarly situated beneficial owners (a “class action”) to recover damages from a managing owner of such statutory trust for violations of fiduciary duties, or on behalf of a statutory trust (a “derivative action”) to recover damages from a third party where a trustee with authority to do so has failed or refused to institute proceedings to recover such damages. In addition, beneficial owners may have the right, subject to certain legal requirements, to bring class actions in federal court to enforce their rights under the federal securities laws and the rules and regulations promulgated thereunder by the SEC. Beneficial owners who have suffered losses in connection with the purchase or sale of their beneficial interests may be able to recover such losses from a managing owner where the losses result from a violation by the managing owner of the anti-fraud provisions of the federal securities laws.

Management; Voting by Shareholders

The Shareholders take no part in the management or control, and have no voice in the operations or the business of the Funds. Shareholders, may, however, remove and replace the Managing Owner as the managing owner of the Fund, except in certain limited respects, upon the affirmative vote of the Shares then owned by Shareholders representing at least 75% of the Net Asset Value. The Shareholders may also amend the Trust Agreement of the Fund, except in certain limited respects, by the affirmative vote of the Shares then owned by Shareholders representing a majority of the Net Asset Value (excluding any Shares held by the Managing Owner and its affiliates). The affirmative vote of the Shares then owned by Shareholders representing at least 75% of the Net Asset Value may also compel dissolution of the Fund. The owners of 10% of the outstanding Shares then owned by Shareholders have the right to bring a matter before a vote of the Shareholders. The Managing Owner has no power under the Trust Agreement to restrict any of the Shareholders’ voting rights. Any Shares purchased by the Managing Owner or its affiliates, as well as the Managing Owner’s general liability interest in the Fund or Master Fund, are non-voting.

The Managing Owner has the right unilaterally to amend the Trust Agreement provided that any such amendment is for the benefit of and not adverse to the Shareholders or the Trustee and also in certain unusual circumstances — for example, if doing so is necessary to comply with certain regulatory requirements.

Otherwise, when a proposed action requires Shareholder approval, the Trust Agreement permits the Managing Owner to obtain Shareholder approval through a negative solicitation process.  After providing Shareholders with proper notice and an opportunity to consent or object to a proposed action, the Managing Owner may take such action unless written objection is received from Shareholders representing Shares that constitute over 50% of Net Asset Value.

Recognition of the Fund and the Master Fund in Certain States

A number of states do not have “business trust” statutes such as that under which the Funds have been formed in the State of Delaware. It is possible, although unlikely, that a court in such a state could hold that, due to the absence of any statutory provision to the contrary in such jurisdiction, the Shareholders, although entitled under Delaware law to the same limitation on personal liability as stockholders in a private corporation for profit organized under the laws of the State of Delaware, are not so entitled in such state. To protect Shareholders against any loss of limited liability, the Trust Agreements provide that no written obligation may be undertaken by the Fund or Master Fund, as applicable, unless such obligation is explicitly limited so as not to be enforceable against any Shareholder personally. Furthermore, each of the Fund and Master Fund indemnifies all of its Shareholders against any liability that such Shareholders might incur in addition to that of a beneficial owner. The Managing Owner is generally liable for all obligations of the Funds and will use its assets to satisfy any such liability before such liability would be enforced against any Shareholder individually.

Possible Repayment of Distributions Received by Shareholders; Indemnification by Shareholders

The Shares are limited liability investments; investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of (i) Shareholders’ actions unrelated to the business of the Fund, or (ii) taxes imposed on the Shares by the states or municipalities in which such investors reside.

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

Shares; Certificates

Individual certificates are not issued for the Shares. Instead, global certificates are deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Under the Fund’s Trust Agreement, Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers are made in accordance with standard securities industry practice.

Employees

The Fund and the Master Fund have no employees. Management functions are performed by the Managing Owner and requisite administrative services are provided on a contractual basis by various entities.

Conflicts of Interest

General

For the year ending December 31, 2015, the Managing Owner had not established formal procedures to resolve all potential conflicts of interest. Consequently, investors may be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the Managing Owner attempts to monitor these conflicts, it is extremely difficult, if not impossible, for the Managing Owner to ensure that these conflicts do not, in fact, result in adverse consequences to the Funds.

The Managing Owner

The Managing Owner has a conflict of interest in allocating its own limited resources among different clients and potential future business ventures, to which it owes fiduciary duties. Additionally, the professional staff of the Managing Owner also services other affiliates of the Managing Owner and their respective clients. Although the Managing Owner and its professional staff cannot and will not devote all of its or their respective time or resources to the management of the business and affairs of the Funds, the Managing Owner intends to devote, and to cause its professional staff to devote, sufficient time and resources to properly manage the business and affairs of the Funds consistent with its or their respective fiduciary duties to the Funds and others.

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

Because the Managing Owner, the Commodity Broker and their respective principals and affiliates may trade for their own accounts at the same time that they are managing the account of the Master Fund, prospective investors should be aware that – as a result of a neutral allocation system, testing a new trading system, trading their proprietary accounts more aggressively or other activities not constituting a breach of fiduciary duty – such persons may from time-to-time take positions in their proprietary accounts which are opposite, or ahead of, the positions taken for the Master Fund.

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

Item 1A. Risk Factors.

These risk factors should be read in connection with the other information included in this Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Fund’s Financial Statements and the related Notes to the Fund’s Financial Statements.

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

None of these factors can be controlled by the Managing Owner or Sub-Adviser. Even if current and correct information as to substantially all factors are known or thought to be known, prices still will not always react as predicted. The profitability of the Fund and the Master Fund will depend on whether the Master Fund’s Portfolio increases in value over time. If the value increases, the Fund will only be profitable if such increases exceed the fees and expenses of the Fund. If these values do not increase, the Fund will not be profitable and will incur losses.

Net Asset Value may not always correspond to market price and, as a result, Baskets may be created or redeemed at a value that differs from the market price of the Shares.

The Net Asset Value of the Shares will change as fluctuations occur in the market value of the Master Fund’s Portfolio. Investors should be aware that the public trading price of a Basket of Shares may be different from the Net Asset Value of a Basket of Shares (i.e., Shares may trade at a premium over, or a discount to, the Net Asset Value of a Basket of Shares) and similarly the public trading market price per Share may be different from the Net Asset Value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to Net Asset Value. This price difference may be due, in large part, to the fact that supply and demand forces are at work in the secondary trading market for Shares that is closely related to, but not identical to, the same forces influencing the prices of the Index Commodities trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time to time as Baskets are created and redeemed.

Authorized Participants or their clients or customers may have an opportunity to realize a profit if they can purchase a Basket at a discount to the public trading price of the Shares or can redeem a Basket at a premium over the public trading price of the Shares. The Managing Owner expects that the exploitation of such arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to not materially differ from the Net Asset Value per Share over time.

Investors should be aware that if the Fund issues all its authorized Shares it could have to cease creating new Baskets. This could increase the possibility that the trading price of the Fund’s Shares may not accurately reflect the Index or the Net Asset Value of the Fund. The Fund commenced investment operations on January 23, 2008 with 4,000,000 Shares registered. On March 26, 2009 the Fund had issued all but one Basket of 50,000 Shares under its previous registration statement and had to cease creating new Baskets of Shares. On May 14, 2009 the Fund registered an additional 21,000,000 Shares and resumed creating new Baskets of Shares. On January 25, 2011, the Fund registered an additional 20,000,000 Shares. On September 24, 2013, the Fund registered an additional 61,000,000 Shares. As of December 31, 2015, the Fund had issued 17,650,000 Shares of the 20,000,000 authorized related to such offering.

Moreover, soon after new Baskets of Shares are created and sold, there is a possibility that the availability of newly created Shares may (or may not) affect the trading price of the Shares already issued, and both current Shareholders and purchasers of newly created Shares could be adversely affected by falling trading prices.

An investment in the Shares could suffer in the event that Thomson Reuters (Markets) LLC decides to terminate its License Agreement with the Managing Owner.

Thomson Reuters (Markets) LLC entered into a License Agreement with the Managing Owner whereby the Managing Owner was granted an exclusive license with respect to the development and creation of certain investment products, including U.S. exchange traded funds. The amended license agreement granted to the Managing Owner has a term ending December 31, 2020, which will automatically renew for another two year increment and will renew for successive two-year terms thereafter. The term may be terminated under certain circumstances which could cause an investment in the Shares to decline significantly in value. In addition to that, a different product could be created under the License Agreement, which could also cause an investment in the Shares to decline in value. If the license expires and is not renewed or is terminated, or a competitive product is created, then the Managing Owner would seek shareholder approval to the extent required to either (i) liquidate the Master Fund and the Fund or (ii) approve a different index to track for comparison purposes.

An investment in the Shares could suffer in the event that the Managing Owner creates another product under its exclusive license agreement which directly competes with the Fund and Master Fund.

The License Agreement is between Thomson Reuters (Markets) LLC and the Managing Owner and not between Thomson Reuters (Markets) LLC and the Fund or Master Fund. Therefore, it is possible that the Managing Owner could create and manage another investment product that is substantially similar to, or otherwise competitive with, the Fund and the Master Fund. If this were to happen, then an investment in the Shares could suffer.

Regulatory and exchange position limits and other rules may restrict the creation of baskets and the operation of the Master Fund.

CFTC and commodity exchange rules impose speculative position limits on market participants, including the Master Fund, trading in certain agricultural commodities. These position limits prohibit any person from holding a position of more than a specific number of such futures contracts. The Managing Owner anticipates that these position limits as well as accountability limits currently in place on exchanges will become more of an issue when the Net Asset Value of the Master Fund approaches $1.2 billion, at which point the Managing Owner may either prevent the issuance of additional creation units or may apply to the CFTC for relief from certain position limits.

If the Master Fund applies and is unable to obtain such relief, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in these additional futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on NYSE Arca, and the Net Asset Value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to Net Asset Value of the Fund.

The Fund may not always be able exactly to replicate the performance of the Index.

It is possible that the Fund may not fully replicate the performance of the Index due to disruptions in the markets for the Index Commodities or due to other extraordinary circumstances, including, without limitation, the inability to create additional Baskets. In addition, the Fund is not able to replicate exactly the performance of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of short-term high quality fixed income securities. Tracking the Index requires rebalancing of the Master Fund’s Portfolio and is dependent upon the skills of the Sub-Adviser and its trading principals, among other factors.

If the Managing Owner permits the Fund to control commodity positions in excess of the value of the Fund’s assets, you could lose all or substantially all of your investment.

Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interests’) entire market value. This feature permits commodity pools to increase their exposure to assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate value in excess of the commodity pool’s assets. While these actions can increase the pool’s profits, relatively small adverse movements in the price of the pool’s futures contracts can cause significant or complete losses to the pool. While the Sub-Adviser is not expected to have exposure to futures contracts in excess of the Fund’s collateral, the Fund is dependent upon the trading and management skills of the Sub-Adviser to maintain the proper position sizes.

The Master Fund is not actively managed and will track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

The Master Fund is not actively managed by traditional methods. Therefore, if positions in any one or more of the Index Commodities are declining in value, the Master Fund will not close out such positions, except in connection with a change in the composition or weighting of the Index. The Sub-Adviser will seek to cause the Net Asset Value to track the Index during periods in which the Index is flat or declining as well as when the Index is rising.

The Exchange on which the Shares are listed may halt trading in the Shares, which would adversely impact an investor’s ability to sell its Shares.

The Shares are listed for trading on NYSE Arca under the market symbol “GCC.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline in the equity markets. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Fund and the Master Fund will be terminated if the Shares are delisted.

The lack of an active trading market for the Shares may result in losses at the time of disposition of an investor’s Shares.

Although the Shares are listed and traded on NYSE Arca, there can be no guarantee that an active trading market for the Shares will be maintained. If an investor needs to sell its Shares at a time when no active market for the Shares exists, the price received upon sale of the Shares, if any, will likely be lower than the price an investor would have received if an active market did exist.

The Shares are a relatively new securities product and their value could decrease if unanticipated operational or trading problems arise.

The mechanisms and procedures governing the creation, redemption and offering of the Shares are recently developed securities products. Consequently, there may be unanticipated problems or issues with respect to the mechanics of the operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Master Fund is not actively “managed” by traditional methods, unanticipated operational or trading problems or issues may not be solvable by the Managing Owner or Sub-Adviser.

Investors should not rely on past performance in deciding whether to buy Shares.

The Fund and the Index’s performance history is not necessarily indicative of future results. Therefore, one should not rely upon the past performance of the Fund or the Index in deciding whether to buy Shares in the Fund. Further, the past performance up to the date of this Annual Report is a reflection of the performance associated with the prior principals of the Managing Owner (who are now principals of the Sub-Adviser) and new principals were installed as a result of the change in ownership of the Managing Owner. Such changes may impact future performance.

Price volatility may possibly cause the total loss of an investment in the Shares.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, an investor in the Shares could lose all or substantially all of its investment in the Fund.

Fees are charged regardless of profitability and may result in depletion of assets.

The Fund indirectly is subject to the fees and expenses described in this Annual Report which are payable irrespective of profitability. Such fees and expenses include asset-based fees of up to 0.85% per annum. Additional charges include brokerage fees and routine operational, administrative and other ordinary expenses, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs. These fees and expenses are accrued at a rate of 0.20% per annum in the aggregate. Of the amounts so accrued, the Master Fund first pays brokerage fees, and secondly, from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s routine operational, administrative and other ordinary expenses paid by the Managing Owner. The Fund is expected to earn interest income at an annual rate of 0.26% per annum, based upon the yield on a three month U.S. Treasury bill as of December 31, 2015. Consequently, it is expected that interest income will not exceed fees, and therefore the Fund will need to have positive performance in order to break-even (net of fees and expenses). Consequently, the expenses of the Fund could, over time, result in significant losses to your investment in the Shares. You may never achieve profits, significant or otherwise.

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

Investors in the Shares may be adversely affected by redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Managing Owner may suspend the right of redemption or postpone the redemption settlement date (i) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (ii) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Administrator will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the Net Asset Value of the Fund declines during the period of the delay. Such parties disclaim any liability for any loss or damage that may result from any such suspension or postponement.

Because the Master Fund will not acquire any asset with intrinsic value, the positive performance of an investment in the Shares is wholly dependent upon an equal and offsetting loss borne by unrelated participants in the futures market.

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

The Fund and the Master Fund are subject to actual and potential conflicts of interests involving the Managing Owner, Sub-Adviser, various commodity futures brokers and Authorized Participants. The Managing Owner, the Sub-Adviser and their principals, all of which are engaged in other investment or related activities, are not required to devote substantially all of their time to the business of the Fund and the Master Fund, which also presents the potential for numerous conflicts of interest with the Fund and the Master Fund. As a result of these and other relationships, parties involved with the Fund and the Master Fund have a financial incentive to act in a manner other than in the best interests of the Fund and the Master Fund and the Shareholders. Investors will be dependent on the good faith of the respective parties subject to such conflicts to resolve them equitably. Although the respective parties attempt to monitor these conflicts, it is extremely difficult, if not impossible, for such parties to ensure that these conflicts do not, in fact, result in adverse consequences to the Shareholders.

In addition, the Fund may be subject to certain conflicts with respect to its Commodity Broker, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, and purchasing opposite or competing positions on behalf of third party accounts traded through the Commodity Broker.

Shareholders will be subject to taxation on their share of the Fund’s taxable income, whether or not they receive cash distributions.

Shareholders will be subject to United States federal income taxation and, in some cases, state, local or foreign income taxation on their share of the Fund’s taxable income, whether or not they receive cash distributions from the Fund. Shareholders may not receive cash distributions equal to their share of the Fund’s taxable income or even the tax liability that results from such income.

Items of income, gain, deduction, loss and credit with respect to the Shares could be reallocated if the Internal Revenue Service (the “IRS”) does not accept the assumptions or conventions used by the Master Fund in allocating Master Fund tax items.

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to the Fund’s Shareholders in a manner that reflects the Shareholders’ beneficial shares of partnership items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund do not satisfy the requirements of the Internal Revenue Code of 1986, as amended, and/or the Treasury Regulations promulgated thereunder and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects Shareholders.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN ANY SHARES; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Failure of lack of segregation of assets may increase losses.

The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If a Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of a Commodity Broker’s bankruptcy, any Master Fund Units could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. In addition to that, it is possible that in the event of a clearing broker’s bankruptcy, investors could experience a loss of all their funds and assets held by the clearing broker. In the event of a bankruptcy or insolvency of any exchange or clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any profits on its open positions on the exchange, and the loss of unrealized profits on its closed positions on the exchange.

Regulatory changes or actions may alter the nature of an investment in the Fund.

Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in the Fund or the ability of the Fund to continue to implement its investment strategy. The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. The regulation of futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action. The effect of any future regulatory change on the Fund is impossible to predict, but could be substantial and adverse.

Termination of the Fund may adversely affect a Shareholder’s portfolio.

The Managing Owner may withdraw from the Fund upon one hundred and twenty (120) days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. Shareholders cannot be assured that the Managing Owner or Sub-Adviser will be willing or able to continue to service the Fund for any length of time. If the Managing Owner or Sub-Adviser discontinues its activities on behalf of the Fund, the Fund may be adversely affected. In addition, owners of seventy-five percent (75%) of the Shares have the power to terminate the Trust. If it is so exercised, Shareholders will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust. Such detrimental developments could cause Shareholders to liquidate their investments and upset the overall maturity and timing of their investment portfolios. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

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

The Fund competes with other financial vehicles, including other commodity pools, hedge funds, traditional debt and equity securities issued by companies in the commodities industry, other securities backed by or linked to such commodities, and direct investments in the underlying commodities or commodity futures contracts. Market and financial conditions, and other conditions that are beyond the Managing Owner’s control, may make it more attractive to invest in other financial vehicles or to invest in such commodities directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

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

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2015 may specify a January 2016 expiration. As that contract nears expiration, it may be replaced by selling the January 2016 contract and purchasing the contract expiring in March 2016. This process is referred to as “rolling.” Historically, the prices of Crude Oil and Heating Oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2016 contract would take place at a price that is higher than the price at which the March 2016 contract is purchased, thereby creating a gain in connection with rolling. While Crude Oil and Heating Oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in Crude Oil and Heating Oil could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

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

The value of the Shares will be adversely affected if the Fund is required to indemnify the Trustee or the Managing Owner.

Under the Trust Agreements, the Trustee and the Managing Owner have the right to be indemnified for any liability or expense they incur without negligence or misconduct. That means the Managing Owner may require the assets of the Fund to be sold in order to cover losses or liability suffered by it or by the Trustee. Any sale of that kind would reduce the Net Asset Value of the Fund and the value of the Shares.

The Fund is subject to extensive regulatory reporting and compliance.

The Fund is subject to changing regulation of corporate governance and public disclosure that have increased both the Fund’s costs and the risk of noncompliance. Because the Shares are publicly traded, the Fund is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and NYSE Arca, have in recent years issued new requirements and regulations, most notably the Sarbanes-Oxley Act of 2002. From time to time, since the adoption of the Sarbanes-Oxley Act of 2002, these authorities have continued to develop additional regulations or interpretations of existing regulations. The Fund’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

The Fund is responsible for establishing and maintaining adequate internal control over financial reporting. The Fund’s internal control system is designed to provide reasonable assurance to its management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Fund has assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. Based on its assessment, the Fund believes that, as of December 31, 2015, its internal control over financial reporting is effective.

The Net Asset Value calculation of the Fund may be overstated or understated due to the valuation method employed when a settlement price is not available on the date of such calculation.

Calculating the Net Asset Value of the Fund includes, in part, any unrealized profits or losses on open commodity futures contracts. Under normal circumstances, the Net Asset Value of the Fund reflects the settlement price of open commodity futures contracts on the date when the Net Asset Value is being calculated. However, if a commodity futures contract traded on an exchange (both U.S. and non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise), the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day. In such a situation, there is a risk that the calculation of the Net Asset Value of the Fund on such day will not accurately reflect the realizable market value of such commodity futures contract. For example, daily limits are generally triggered in the event of a significant change in market price of a commodity futures contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the settlement price on the most recent day on which the position could have been liquidated would be used in lieu of the actual settlement price on the date of determination, there is a risk that the resulting calculation of the Net Asset Value of the Fund could be understated or overstated, perhaps to a significant degree.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

None.

Item 4.	Mining Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Share Price

The Shares began trading on the American Stock Exchange on January 24, 2008 and have been traded on the NYSE Arca since November 25, 2008. The following table sets forth the range of reported high and low sales prices of the Shares as reported on the NYSE Arca, for the periods indicated below.

Year Ended December 31, 2015	High	Low
First Quarter	$22.94	$20.84
Second Quarter	22.50	21.24
Third Quarter	21.98	19.03
Fourth Quarter	20.34	17.96

Year Ended December 31, 2014	High	Low
First Quarter	$30.14	$25.32
Second Quarter	28.93	27.23
Third Quarter	27.94	24.68
Fourth Quarter	25.22	22.77

Shares Outstanding

As of December 31, 2015, the Fund had 12,100,000 of its Limited Shares outstanding.

As of December 31, 2014, the Fund had 11,700,000 of its Limited Shares outstanding.

Dividends

The Fund made no distributions to its Shareholders during the fiscal years ended December 31, 2015 and December 31, 2014. The Fund has no obligation to make periodic distributions to its shareholders.

Holders

As of December 31, 2015, there were 14,365 Shareholders.

Sales and Redemptions

There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

The Fund filed with the SEC a Registration Statement on Form S-1 (Registration No.: 333-138424), which was declared effective on December 5, 2007, as amended by a Post-Effective Amendment 1 declared effective on April 14, 2009, pursuant to which the Fund registered 4,000,000 Shares.

The Fund filed with the SEC a Registration Statement on Form S-1 (Registration No.: 333-158421), which was declared effective on April 24, 2009, pursuant to which the Fund registered 21,000,000 Shares.

The Fund filed with the SEC a Registration Statement on Form S-3 (Registration No.: 333-170917), which was declared effective on January 14, 2011, pursuant to which the Fund registered 20,000,000 Shares.

The Fund filed with the SEC a Registration Statement on Form S-3 (Registration No.: 333-188743), which was declared effective on September 19, 2013, pursuant to which the Fund registered 61,000,000 Shares.

The proceeds from the sale of the Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

During the year ended December 31, 2015, 2,150,000 Limited Shares were created for $45,167,597 and 1,750,000 Limited Shares were redeemed for $35,611,056. For the three months ended December 31, 2015, 550,000 Limited Shares were created for $10,628,632 and 800,000 Limited Shares were redeemed for $14,972,461. On December 31, 2015, 12,100,000 Limited Shares of the Fund were outstanding for a market capitalization of $224,092,000.

During the year ended December 31, 2014, 1,550,000 Limited Shares were created for $43,387,949 and 2,300,000 Limited Shares were redeemed for $57,703,054. For the three months ended December 31, 2014, 1,250,000 Limited Shares were redeemed for $30,180,331. On December 31, 2014, 11,700,000 Limited Shares of the Fund were outstanding for a market capitalization of $267,462,000.

Item 6.	Selected Financial Data.

FINANCIAL HIGHLIGHTS (FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, 2013, 2012 AND 2011)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues (interest income)	$45,979	$44,304	$189,643	$331,044	$335,677
Total assets	224,714,040	267,179,248	320,361,211	479,691,588	584,077,695
Net realized and unrealized gain (loss) on futures transactions and investments	(49,361,047)	(35,320,782)	(45,104,484)	(22,718,144)	(66,905,929)
Net gain (loss)	(51,936,150)	(38,779,345)	(49,238,972)	(27,402,292)	(73,765,925)

2015 SELECTED QUARTERLY DATA (UNAUDITED)

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest income	$10,326	$9,418	$4,883	$21,352
Net investment income (loss)	(649,358)	(655,704)	(657,897)	(612,144)
Net realized and unrealized gain (loss) on investments on futures contracts	(17,884,786)	11,259,980	(31,600,348)	(11,135,893)
Net gain (loss)	(18,534,144)	10,604,276	(32,258,245)	(11,748,037)
Increase (decrease) in Net Asset Value	(23,132,600)	35,518,162	(38,673,306)	(16,091,865)

2014 SELECTED QUARTERLY DATA (UNAUDITED)

	For the Three Months Ended March 31, 2014	For the Three Months Ended June 30, 2014	For the Three Months Ended September 30, 2014	For the Three Months Ended December 31, 2014
Interest income	$10,011	$15,419	$8,256	$10,618
Net investment income (loss)	(842,440)	(917,973)	(904,843)	(793,307)
Net realized and unrealized gain (loss) on investments on futures contracts	30,712,698	(2,892,040)	(39,995,805)	(23,145,635)
Net gain (loss)	29,870,258	(3,810,013)	(40,900,648)	(23,938,942)
Increase (decrease) in Net Asset Value	28,190,820	11,794,925	(38,960,923)	(54,119,272)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements included elsewhere in this Annual Report.

This Annual Report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Funds’ actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Funds’ future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Funds cannot assure investors that these projections included in these forward-looking statements will come to pass. The Funds’ actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

The Funds have based the forward-looking statements included in this Annual Report on information available to it as close to the filing date of this Annual Report as reasonably practicable, and the Funds assume no obligation to update any such forward-looking statements except as required by the federal securities laws. Investors are advised to review any additional disclosures that the Funds may make directly to them or through reports that the Funds file in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Introduction

As described in Part I above, the Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Thomson Reuters Continuous Commodity Index Total Return over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit-quality short-term fixed income securities over the expenses of the Funds. The Shares are designed for investors who want a cost-effective and convenient way to invest in an equal-weight portfolio of commodity futures.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a Portfolio of exchange-traded futures contracts on the commodities comprising the Index. Through January 6, 2013, the Index Commodities were wheat, corn, soybeans, live cattle, lean hogs, gold, silver, platinum, copper, cotton, coffee, cocoa, orange juice, sugar, crude oil, heating oil, and natural gas. Following the tenth revision on January 7, 2013, orange juice was removed and soybean oil was added at an equivalent allocation.

The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are in equal weight proportion to the Index Commodities or 1/17 weighting per index commodity rebalanced daily. The Master Fund’s Portfolio also includes United States Treasury Obligations and other high credit-quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker. The Commodity Broker currently applies part of the total value of the cash and/or Treasury Obligations on deposit towards satisfying any margin requirements related to the futures contracts in the Master Fund’s futures account. The Index Sponsor is Thompson Reuters. Thomson Reuters is not an affiliate of the Fund, the Master Fund or the Managing Owner.

Under the Trust Agreements of each of the Fund and the Master Fund, CSC Trust, the Trustee of the Funds, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner.

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

The ticker symbol of the Fund is “GCC.”

Management’s Discussion of Results of Operations

Results of Operations

As of December 31, 2015, the net unrealized loss on futures contracts owned or held on that day was $8,705,967 and the Fund had total assets of $224,714,040. The ending Net Asset Value per Share on December 31, 2015 was $18.56.

As of December 31, 2014, the net unrealized loss on futures contracts owned or held on that day was $27,249,076 and the Fund had total assets of $267,179,248. The ending Net Asset Value per Share on December 31, 2014 was $22.81.

Portfolio Expenses

The Fund’s expenses consist of investment management fees and brokerage fees. The Fund pays the Managing Owner a management fee of 0.85% of Net Asset Value.

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

The Fund also incurs commissions to brokers for the purchase and sale of futures contracts. Total commissions and fees and routine operational, administrative and other ordinary expenses amounted to $499,254, $667,213 and $823,644 for the years ended December 31, 2015, 2014 and 2013, respectively.

Interest Income

The Fund does not borrow money in order to obtain leverage, so the Fund does not incur any interest expense.  Rather, the Fund’s margin deposits are maintained in United States Treasury Obligations and short term investments and interest is earned on the Fund’s available assets. The Fund earned total interest income of $45,979, $44,304 and $189,643 for the years ended December 31, 2015, 2014 and 2013, respectively.

Fund Performance

The following table provides summary performance information for the Fund for the five years ended December 31, 2015, 2014, 2013, 2012 and 2011.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

 5 Year Performance Summary

Date	NAV	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Since Inception
1/31/2011	$34.01	17,650,050	$600,278,201	3.44%	14.28%	3.44%	13.37%
2/28/2011	$35.16	19,600,050	$689,137,758	3.38%	18.50%	6.93%	17.20%
3/31/2011	$35.20	23,250,050	$818,401,760	0.11%	7.06%	7.06%	17.33%
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,550,301	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,683,342	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,833,324	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,796,308	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,673,292	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,966,285	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,854,294	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,331,390	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,147,910	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,251,437	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,585,389	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$360,040,396	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,054,331	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,188,813	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,031,740	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,308,737	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,633,699	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,878,141	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,229,092	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,195,111	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,801,060	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,756,095	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,441,576	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,313,104	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,730,007	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,653,495	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,578,974	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,510,990	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,990,933	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,576,928	-0.48%	-4.72%	-18.63%	-38.13%

The following charts present a comparison of the CCI-TR Index and the WisdomTree Continuous Commodity Index Fund Net Asset Value (“GCC NAV”) for the Years Ended December 31, 2015, 2014 and 2013, For the Three Months Ended December 31, 2015, 2014 and 2013, and for the commencement of trading on January 24, 2008 to December 31, 2015.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

32

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

33

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The Fund and the Master Fund seek to track changes in the Thomson Reuters Continuous Commodity Index – Total Return over time. The Fund’s Net Asset Value relative performance versus the Index was -0.89%, -0.94%, and -0.81% net of fees for the years ended December, 31 2015, 2014 and 2013, respectively. The Fund’s Net Asset Value relative performance versus the Index was -0.27%, -0.25%, and -0.27% for the three months ended December 31, 2015, 2014 and 2013, respectively. Since the Fund commenced trading on January 24, 2008 through December 31, 2015, the Fund has returned -39.20% as measured by its daily closing stock price and the Index has returned -43.07%.

The Fund registered 4,000,000 Shares on December 5, 2007 and commenced investment operations on January 23, 2008. An additional 21,000,000 Shares were publicly registered on May 14, 2009, an additional 20,000,000 Shares were publicly registered on January 14, 2011, and an additional 61,000,000 Shares were publicly registered on September 24, 2013. As of December 31, 2015, the Fund had 12,100,000 Limited Shares outstanding.

Net Asset Value

The Administrator calculates a Net Asset Value per Share of the Fund daily, based on closing prices of the underlying futures contracts. The first such calculation was as of market close on January 24, 2008, the first day of trading. Values of the underlying Index are computed by Thomson Reuters America, LLC, and disseminated by NYSE Arca every 15 seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized – including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.

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

Liquidity

The Funds do not anticipate making use of borrowings or other lines of credit to meet its obligations. The Master Fund meets liquidity needs in the normal course of business from cash, cash equivalents, and/or from the sale of United States Treasury Obligations it holds. The Funds’ liquidity needs include: redeeming Shares, providing margin deposits for existing futures contracts, the purchase of additional futures contracts and paying expenses.

The Funds generate cash primarily from (i) the sale of creation Baskets, (ii) the sale of Futures Contracts, and (iii) interest earned on cash, cash equivalents and investments in collateralizing United States Treasury Obligations. Substantially all of the net assets of the Master Fund are allocated to trading in futures contracts. Most of the assets of the Master Fund are held in United States Treasury Obligations, cash and/or cash equivalents that could or are used as margin or collateral for trading in futures contracts. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the futures contracts change. Interest earned on interest-bearing assets of the Master Fund is paid to the Master Fund.

The investments of the Master Fund in futures contracts could be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. Such conditions could prevent the Master Fund from promptly liquidating a position in futures contracts.

Contractual Obligations

The Fund’s contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of the Master Fund’s Net Asset Value. Commissions paid by the Fund to the Commodity Broker are on a per trade basis. As such, the Managing Owner cannot anticipate the amount of payments and commissions related to future trades.

Off-Balance Sheet Risk

In the normal course of business, the Funds are party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are standardized commodity futures contracts traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities.” As of the balance sheet date, the Funds have no unrecorded liabilities relating to futures contracts. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Introduction

The Funds are designed to replicate a commodity index. The market-sensitive instruments held by the Master Fund are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Funds’ main line of business.

Market movements can produce frequent changes in the fair market value of the Master Fund’s open positions and, consequently, in its earnings and cash flows. The Funds’ market risk is primarily influenced by changes in the price of commodities.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The Funds are unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. These special circumstances, for example, include the unavailability of the Index or certain natural or man-made disasters. The Managing Owner does not apply risk management techniques. The Master Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

Accordingly, tabular presentations of Market Risk or Sensitivity or Value-at-Risk analyses thereof are not applicable.

Item 8.	Financial Statements and Supplementary Data.

See the Index to Financial Statements on page F-1 for a list of the financial statements being filed as part of this Annual Report. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

The Managing Owner assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Managing Owner used the criteria set forth in the 2013 Internal Controls – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment, Management believes that, as of December 31, 2015, its internal control over financial reporting is effective.

Grant Thornton LLP, the independent registered public accounting firm that audited the Fund’s consolidated financial statements included in this Annual Report, has issued attestation reports on the Fund’s internal control over financial reporting, which accompany this Annual Report.

Management evaluated whether there was a change in the Fund’s internal control over financial reporting during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. Based on this evaluation, Management believes that there was no such change during the three months ended December 31, 2015.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Managers and Executive Officers of the Registrant.

The Managing Owner and the Sub-Advisor; Management

WisdomTree Commodity Services, LLC is the Managing Owner of the Funds and as of January 1, 2016, GreenHaven Advisors LLC is the Sub-Advisor of the Funds. For the year ended December 31, 2015, the Managing Owner served as the commodity pool operator of, and commodity trading advisor to, the Funds. Effective January 1, 2016, the Managing Owner serves as the commodity pool operator of the Funds, and the Sub-Advisor serves as the commodity trading advisor to the Funds. The Funds have no officers or directors. Set forth below is a description of the officers and key decision-makers of the Managing Owner and the Sub-Advisor as of the date of this Annual Report. The Fund does not directly compensate any of the executive officers noted below.

Executive Officers of the Managing Owner

Name	Position
Gregory Barton	President and Chief Executive Officer
Amit Muni	Executive Vice President
David Castano	Chief Financial Officer and Treasurer
Peter Ziemba	Executive Vice President, Chief Legal Officer and Secretary

The following is a biographical summary of the business experience of the executive officers of the Managing Owner as of the date of this Annual Report.

Gregory Barton - President and Chief Executive Officer. Mr. Barton has served as the Executive Vice President-Operations and Chief Operating Officer of WisdomTree Investments Inc. (“WTI”) since October 2012. From June 2009 to July 2012, Mr. Barton served as Executive Vice President Business and Legal Affairs, General Counsel and Secretary of TheStreet, Inc., a financial media company. Mr. Barton served as an Independent Trustee and Chairman of the Audit Committee of WisdomTree Trust from August 2008 to June 2009 and July 2012 to October 2012. From October 2007 to August 2008, Mr. Barton served as General Counsel and Secretary of Martha Stewart Living Omnimedia, Inc., a media and merchandising company. From October 2004 to October 2007, Mr. Barton served as Executive Vice President, Licensing and Legal Affairs, General Counsel and Secretary, and from November 2002 to October 2004, as Executive Vice President, General Counsel and Secretary, of Ziff Davis Media Inc., a technology media company. Preceding Ziff Davis, Mr. Barton served in a variety of positions at WTI (then known as Individual Investor Group, Inc.) from August 1998 to November 2002, including President, Chief Financial Officer and General Counsel. From September 1996 to August 1998, Mr. Barton served as Vice President, Corporate and Legal Affairs, and General Counsel, and from May 1995 to September 1996 as General Counsel, of Alliance Semiconductor Corporation, an integrated circuit company. Mr. Barton received a B.A. degree, summa cum laude, from Claremont McKenna College and a J.D. degree, magna cum laude, from Harvard Law School. Mr. Barton became a registered Associated Person and Principal of the Managing Owner on January 4, 2016. Mr. Barton is also a registered Associated Person and Principal of WisdomTree Coal Services, LLC, effective as of January 4, 2016, and a registered Associated Person and Principal of WisdomTree Asset Management, Inc., effective as of February 15, 2013 and December 13, 2012, respectively. Mr. Barton is 54 years old.

Amit Muni - Executive Vice President. Mr. Muni has served as WTI’s Executive Vice President-Finance and Chief Financial Officer since March 2008. From July 2003 to March 2008, Mr. Muni served as Controller and Chief Accounting Officer of International Securities Exchange Holdings, Inc., an electronic options exchange. From July 2000 to June 2003, Mr. Muni served as Vice President, Finance, of Instinet Group Incorporated, an electronic agency broker-dealer. From September 1996 to June 2000, Mr. Muni served as a Manager of the Financial Services Industry Practice of PricewaterhouseCoopers LLP, an accounting firm. From August 1991 to August 1996, Mr. Muni served as an accountant and senior auditor for National Securities Clearing Corporation, a firm that provides centralized clearing, information and settlement services to the financial industry. Mr. Muni received a B.B.A. in Accounting from Pace University and is a Certified Public Accountant. Mr. Muni is a Principal of WisdomTree Asset Management, Inc. effective as of December 28, 2012 and was registered as a Principal for both the Managing Owner and WisdomTree Coal Services, LLC as of January 2016. Mr. Muni is 46 years old.

David Castano – Chief Financial Officer and Treasurer. Mr. Castano has served as Director of Fund Accounting & Administration of WisdomTree Asset Management, Inc. since June 2011 and Treasurer/Principal Financial Officer of the WisdomTree Trust since January 2013. From December 2006 to June 2011, Mr. Castano served as an Assistant Vice President and Vice President of Legg Mason & Co., a global investment management firm. From May 2004 to December 2006, Mr. Castano served as an Assistant Treasurer at Lord Abbett mutual funds. From March 2003 to May 2004, Mr. Castano served as a Supervisor at UBS Global Asset Management, a privately owned investment manager. Mr. Castano received a BBA in Public Accounting from Pace University. Mr. Castano became a registered Principal of the Sponsor on March 8, 2016. Mr. Castano is also a registered Principal of WisdomTree Commodity Services, LLC, effective as of March 8, 2016. Mr. Castano is 44 years old.

Peter Ziemba – Executive Vice President, Chief Legal Officer and Secretary. Mr. Ziemba has served as WTI’s Executive Vice President—Business and Legal Affairs since January 2008 and Chief Legal Officer since March 2011. From April 2007 to March 2011, Mr. Ziemba served as WTI’s General Counsel. From September 1982 to April 2007, Mr. Ziemba was an attorney in the Corporate and Securities department of Graubard Miller. Mr. Ziemba received his B.A. in History with university honors from Binghamton University and his J.D., cum laude, from Benjamin N. Cardozo School of Law. Mr. Ziemba served as a director of WTI from 1996 to 2003. Mr. Ziemba is 58 years old.

Executive Officers and Significant Employees of the Sub-Advisor

Name	Position
Ashmead Pringle	Chief Executive Officer
Cooper Anderson	Chief Financial Officer
Scott Glasing	Trader
Tom Fernandes	Partner

The following is a biographical summary of the business experience of the executive officers and significant employees of the Sub-Advisor as of the date of this Annual Report.

Ashmead Pringle – Chief Executive Officer. Mr. Pringle founded the Sub-Adviser and has served as its Chief Executive Officer in charge of managing its business since November 2015. He became a registered Associated Person and listed Principal of the Sub-Adviser in November 2015. Mr. Pringle also founded Grain Service Corporation (“GSC”), a commodity research and trading company, and has served as its President since October 1984. He became a registered Associated Person and listed Principal of GSC in June 1985. Mr. Pringle also founded the Managing Owner and served as its Chief Executive Officer in charge of managing its business from October 2006 to January 2016. He was a registered Associated Person and listed Principal of the Managing Owner from October 2006 to January 2016. Mr. Pringle also founded GreenHaven LLC, the former holding company of the Managing Owner, and managed its business operations from September 2006 to February 2011. Mr. Pringle was a registered Associated Person and listed Principal of GreenHaven LLC from September 2006 to February 2011. Mr. Pringle also founded the GreenHaven Coal Services, LLC (“GreenHaven Coal”), the Sponsor of the GreenHaven Coal Fund, and served as its President in charge of managing its business from August 2012 to January 2016. He was a registered Associated Person and listed Principal of GreenHaven Coal from August 2012 to January 2016. Mr. Pringle is 69 years old.

Cooper Anderson – Chief Financial Officer. Mr. Anderson is a trader for the Sub-Adviser and is responsible for daily futures trading, cash flow management, treasury portfolio management, and quantitative analysis for the Fund and the WisdomTree Coal Fund. He became a registered Associated Person and listed Principal of the Sub-Adviser in November 2015. From December of 2002 to March of 2006, Mr. Anderson worked as an analyst in Institutional Equity Sales and Trading for Credit Suisse Securities USA LLC, a securities broker dealer and investment bank based in Zurich, Switzerland. At Credit Suisse Securities USA LLC, Mr. Anderson served as a brokerage sales person covering the major financial institutions in the Southeastern United States and the Caribbean. Between March of 2006 and April of 2007, Mr. Anderson took time off from work. From May 2007 to February 2011, Mr. Anderson was a managing partner and registered Associated Person and listed Principal of GreenHaven LLC, the former holding company of the Managing Owner. From November 2009 to January 2016, Mr. Anderson was a trader and Chief Financial Officer, and registered Associated Person and listed Principal of the Managing Owner. From May 2012 to January 2016, Mr. Anderson was the Chief Financial Officer of GreenHaven Coal, the Sponsor of the GreenHaven Coal Fund, responsible for managing GreenHaven Coal and the GreenHaven Coal Fund’s finances and trading, and a registered Associated Person and listed Principal of the GreenHaven Coal. Mr. Anderson is 36 years old.

Scott Glasing – Trader. Mr. Glasing is a trader for the Sub-Adviser and is responsible for daily futures trading. He became a registered Associated Person and listed Principal of the Sub-Adviser in November 2015. Since February 1998, Mr. Glasing has worked for GSC as a trader. He became a registered Associated Person of GSC in April 1998 and a listed Principal of GSC in March 1998. From September 2006 to February 2011, Mr. Glasing was a trader and a registered Associated Person of GreenHaven LLC, the former holding company of the Managing Owner. From November 2006 to January 2016, Mr. Glasing was a trader and a registered Associated Person and listed Principal of the Managing Owner. From August 2012 to January 2016, Mr. Glasing was a trader and a registered Associated Person and listed Principal of GreenHaven Coal, the Sponsor of the GreenHaven Coal Fund. Mr. Glasing is 53 years old.

Tom Fernandes – Partner. Mr. Fernandes is a managing partner of the Sub-Advisor. He became a registered Associated Person and listed Principal of the Sub-Adviser in November 2015. From March 2000 to March 2002, Mr. Fernandes was employed as a trader at Fleet Bank of Boston. From March 2002 to April 2005, Mr. Fernandes worked as an analyst at West Broadway Partners, an investment partnership. From May 2005 to October 2006, Mr. Fernandes served as a commodity expert for GSC. He was registered as an Associated Person of GSC starting in August 2005. From October 2006 to August 2012, Mr. Fernandes served as Chief Financial Officer and a registered Associated Person of the Managing Owner, he was a registered Principal of the Managing Owner from October 2006 until August 2012. From August 2006 to February 2011, Mr. Fernandes was a managing partner and a registered Associated Person and listed Principal of GreenHaven LLC, the former holding company of the Managing Owner. From August 2012 to October 2014, Mr. Fernandes was Chief Operating Officer and a registered Associated Person and listed Principal of GreenHaven Coal, the Sponsor of the GreenHaven Coal Fund. Since August 2012, Mr. Fernandes has served as Chief Executive Officer of GSC Agribusiness, a livestock producer. Mr. Fernandes is 42 years old.

Item 11.	Executive Compensation.

The Fund has no employees, officers or directors and is managed by the Managing Owner. None of the directors or officers of the Managing Owner receive compensation from the Fund. The Managing Owner receives a monthly management fee of  1/12 of 0.85% (0.85% annually) of the average daily net assets of the Fund during the preceding month. During 2015, 2014 and 2013, the Fund incurred management fees of $2,121,828, $2,835,654 and $3,500,487, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Limited Shares as of December 31, 2015, by the Managing Owner. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name/Address of Beneficial Owner	Amount/Nature of Beneficial Ownership
General Shares	WisdomTree Commodity Services, LLC 245 Park Avenue, 35th Floor New York, New York 10167	50 Shares

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The following table sets forth compensation earned from the Managing Owner during the year ended December 31, 2015, by the Directors of the Managing Owner.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Independent Directors
Thomas Mangold	$21,000	NA	NA	NA	$0	$0	$21,000
Stephen O’Grady	$15,000	NA	NA	NA	$0	$0	$15,000
Cengiz Searfoss	$15,000	NA	NA	NA	$0	$0	$15,000

As of January 1, 2016, the Funds have no independent directors.

Item 14.	Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Fund’s annual financial statements for the years ended December 31, 2015 and December 31, 2014.

	2015	2014
Audit fees	$199,066	$159,077
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0
Total	$199,066	$159,077

Approval of Independent Registered Public Accounting Firm Services and Fees

The Audit Committee of the Managing Owner approved 100% of the services provided to the Fund described above. For the year ended December 31, 2015, the Audit Committee of the Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firms, including all engagement fees and terms.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this Annual report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit	Description of Document
3.1	Certificate of Amendment to Certificate of Trust of GreenHaven Continuous Commodity Index Fund (1)
3.2	Certificate of Amendment to Certificate of Trust of GreenHaven Continuous Commodity Index Master Fund (2)
3.3	Amended Declaration of Trust and Trust Agreement of GreenHaven Continuous Commodity Index Fund (3)
3.4	Amendment to the Declaration of Trust and Trust Agreement of Greenhaven Continuous Commodity Index Fund (4)
3.5	Amended Declaration of Trust and Trust Agreement of GreenHaven Continuous Commodity Index Master Fund (5)
3.6	Amendment to the Declaration of Trust and Trust Agreement of Greenhaven Continuous Commodity Index Master Fund (6)
10.1	Commodity Subadvisory Agreement (7)
10.2	Master Custodian Agreement (8)
10.3	Administration Agreement (9)
10.4	Distribution Services Agreement (10)
10.5	Transfer Agency and Services Agreement (11)
10.6	Form of Participant Agreement (12)
10.7	Amended and Restated License Agreement (13)
23.1	Consent of Grant Thornton LLP (14)
31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (14)
31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (14)
31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (14)
31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (14)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)
32.4	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (14)

(1)	Incorporated by reference to Exhibit 3.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(2)	Incorporated by reference to Exhibit 3.3 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(3)	Incorporated by reference to Exhibit A-2 of the Fund’s pre-effective Registration Statement on Form S-1 filed November 3, 2006.
(4)	Incorporated by reference to Exhibit 3.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(5)	Incorporated by reference to Exhibit A-1 of the Fund’s pre-effective Registration Statement on Form S-1 filed November 3, 2006.
(6)	Incorporated by reference to Exhibit 3.4 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(7)	Incorporated by reference to Exhibit 10.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(8)	Incorporated by reference to Exhibit 10.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(9)	Incorporated by reference to Exhibit 10.3 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(10)	Incorporated by reference to Exhibit 10.4 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(11)	Incorporated by reference to Exhibit 10.5 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(12)	Incorporated by reference to Exhibit 10.6 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(13)	Incorporated by reference to Exhibit 10.7 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(14)	Filed herewith.

WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund)

WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund)

On January 4, 2016, the name of the Fund was changed to WisdomTree Continuous Commodity Index Fund and the name of the Master Fund was changed to WisdomTree Continuous Commodity Index Master Fund

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Shareholders of
WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund):

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedules of investments, of WisdomTree Continuous Commodity Index Fund (a Delaware Statutory Trust) and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the WisdomTree Continuous Commodity Index Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WisdomTree Continuous Commodity Index Fund and subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the WisdomTree Continuous Commodity Index Fund’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Shareholders of
WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund):

We have audited the accompanying statements of financial condition, including the schedules of investments, of WisdomTree Continuous Commodity Index Master Fund (a Delaware Statutory Trust) as of December 31, 2015 and 2014, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the WisdomTree Continuous Commodity Index Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WisdomTree Continuous Commodity Index Master Fund as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the WisdomTree Continuous Commodity Index Master Fund’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Shareholders of
WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund):

We have audited the internal control over financial reporting of WisdomTree Continuous Commodity Index Fund (a Delaware Statutory Trust) and subsidiary as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). WisdomTree Continuous Commodity Index Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Management’s Financial Reporting. Our responsibility is to express an opinion on the WisdomTree Continuous Commodity Index Fund’s internal control over financial reporting based on our audit.

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

In our opinion, WisdomTree Continuous Commodity Index Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the WisdomTree Continuous Commodity Index Fund as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, GA

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managing Owner and Shareholders of
WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund):

We have audited the internal control over financial reporting of WisdomTree Continuous Commodity Index Master Fund (a Delaware Statutory Trust) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). WisdomTree Continuous Commodity Index Master Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Management’s Financial Reporting. Our responsibility is to express an opinion on the WisdomTree Continuous Commodity Index Master Fund’s internal control over financial reporting based on our audit.

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

In our opinion, WisdomTree Continuous Commodity Index Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of the WisdomTree Continuous Commodity Index Master Fund as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Atlanta, GA

March 15, 2016

WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund)

Consolidated Statements of Financial Condition

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Equity in broker trading accounts:
Short-term investments (cost $149,963,671 and $199,994,069 as of 2015 and 2014, respectively)	$149,980,000	$199,995,250
Cash held by broker	83,440,007	94,433,074
Net unrealized depreciation on futures contracts	(8,705,967)	(27,249,076)
Total assets	$224,714,040	$267,179,248

Liabilities and shareholders’ equity
Management fee payable to related party	166,759	205,492
Accrued brokerage fees and expenses payable	28,756	75,622
Total liabilities	195,515	281,114

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(572)	(360)
Total General Units	928	1,140
Limited Units:
Paid in capital - 12,100,000 and 11,700,000 redeemable shares issued and outstanding as of 2015 and 2014, respectively	360,079,849	350,523,308
Accumulated deficit	(135,562,252)	(83,626,314)

Total Limited Units	224,517,597	266,896,994

Total shareholders’ equity	224,518,525	266,898,134
Total liabilities and shareholders’ equity	$224,714,040	$267,179,248

Net asset value per share

General Units	$18.56	$22.80

Limited Units	$18.56	$22.81

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund)

Consolidated Schedule of Investments

December 31, 2015

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.17% due January 28, 2016	22.27%	$49,995,900	$50,000,000
U.S. Treasury Bills, 0.14% due February 11, 2016	22.27	49,993,400	50,000,000
U.S. Treasury Bills, 0.28% due March 17, 2016	22.26	49,990,700	50,000,000
Total U.S. Treasury Obligations (cost $149,963,671)	66.80%	$149,980,000	$150,000,000

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (138 contracts, settlement date July 14, 2016)	(0.05)%	$(119,940)	$4,420,140
Cocoa (137 contracts, settlement date May 13, 2016)	0.05	113,380	4,393,590
Cocoa (137 contracts, settlement date March 15, 2016)	0.05	119,700	4,399,070
Coffee (91 contracts, settlement date July 19, 2016)	0.12	267,150	4,461,844
Coffee (91 contracts, settlement date May 18, 2016)	(0.04)	(96,862)	4,395,300
Coffee (91 contracts, settlement date March 18, 2016)	(0.05)	(118,144)	4,323,638
Copper (82 contracts, settlement date July 27, 2016)	(0.04)	(81,925)	4,400,325
Copper (82 contracts, settlement date May 26, 2016)	(0.15)	(338,513)	4,390,075
Copper (82 contracts, settlement date March 29, 2016)	(0.14)	(309,850)	4,376,750
Corn (241 contracts, settlement date July 14, 2016)	(0.05)	(114,900)	4,464,525
Corn (242 contracts, settlement date May 13, 2016)	(0.14)	(315,375)	4,410,450
Corn (242 contracts, settlement date March 14, 2016)	(0.13)	(301,212)	4,340,875
Cotton (137 contracts, settlement date July 07, 2016)	0.04	97,490	4,438,115
Cotton (137 contracts, settlement date May 06, 2016)	(0.01)	(12,455)	4,391,535
Cotton (138 contracts, settlement date March 08, 2016)	(0.02)	(35,815)	4,366,320
Gold (41 contracts, settlement date June 28, 2016)	(0.05)	(104,370)	4,352,150
Gold (41 contracts, settlement date April 27, 2016)	(0.09)	(211,170)	4,349,280
Gold (42 contracts, settlement date February 25, 2016)	(0.18)	(401,480)	4,452,840
Lean Hogs (117 contracts, settlement date July 15, 2016)	0.08	185,740	3,643,380
Lean Hogs (117 contracts, settlement date June 14, 2016)	0.10	220,880	3,650,400
Lean Hogs (117 contracts, settlement date April 14, 2016)	(0.07)	(148,820)	3,086,460
Lean Hogs (117 contracts, settlement date February 12, 2016)	(0.11)	(239,750)	2,798,640
Live Cattle (82 contracts, settlement date June 30, 2016)	0.06	132,670	4,191,840
Live Cattle (82 contracts, settlement date April 29, 2016)	(0.04)	(86,140)	4,525,580
Live Cattle (82 contracts, settlement date February 29, 2016)	(0.09)	(204,150)	4,487,040
Natural Gas (110 contracts, settlement date May 26, 2016)	(0.02)	(46,190)	2,714,800
Natural Gas (110 contracts, settlement date April 27, 2016)	(0.02)	(39,980)	2,666,400
Natural Gas (110 contracts, settlement date March 29, 2016)	(0.11)	(238,510)	2,625,700
Natural Gas (110 contracts, settlement date February 25, 2016)	(0.14)	(318,070)	2,599,300
Natural Gas (111 contracts, settlement date January 27, 2016)	(0.18)	(395,510)	2,594,070
NY Harbor ULSD (53 contracts, settlement date May 31, 2016)	(0.24)	(551,179)	2,705,480
NY Harbor ULSD (53 contracts, settlement date April 29, 2016)	(0.25)	(556,471)	2,649,163
NY Harbor ULSD (54 contracts, settlement date March 31, 2016)	(0.32)	(719,783)	2,647,436
NY Harbor ULSD (54 contracts, settlement date February 29, 2016)	(0.35)	(789,184)	2,605,705
NY Harbor ULSD (54 contracts, settlement date January 29, 2016)	(0.38)	(848,266)	2,549,005
Platinum (148 contracts, settlement date July 27, 2016)	0.06	126,785	6,615,600
Platinum (147 contracts, settlement date April 27, 2016)	(0.11)	(254,960)	6,565,020
Silver (63 contracts, settlement date July 27, 2016)	(0.07)	(151,495)	4,368,105
Silver (64 contracts, settlement date May 26, 2016)	(0.17)	(374,635)	4,426,880
Silver (64 contracts, settlement date March 29, 2016)	(0.18)	(414,395)	4,416,960
Soybean (101 contracts, settlement date July 14, 2016)	0.01	24,500	4,427,587
Soybean (101 contracts, settlement date May 13, 2016)	(0.10)	(221,537)	4,390,975
Soybean (101 contracts, settlement date March 14, 2016)	(0.10)	(231,875)	4,364,463
Soybean Oil (237 contracts, settlement date July 14, 2016)	0.18	391,830	4,433,796
Soybean Oil (237 contracts, settlement date May 13, 2016)	0.13	288,294	4,402,512
Soybean Oil (237 contracts, settlement date March 14, 2016)	0.12	277,464	4,372,650
Sugar (264 contracts, settlement date June 30, 2016)	0.06	126,717	4,328,755
Sugar (264 contracts, settlement date April 29, 2016)	0.26	591,270	4,411,546
Sugar (263 contracts, settlement date February 29, 2016)	0.27	600,074	4,489,094
Wheat (184 contracts, settlement date July 14, 2016)	(0.07)	(160,687)	4,445,900
Wheat (185 contracts, settlement date May 13, 2016)	(0.13)	(298,525)	4,407,625
Wheat (185 contracts, settlement date March 14, 2016)	(0.14)	(314,138)	4,347,500
WTI Crude (67 contracts, settlement date May 20, 2016)	(0.15)	(329,010)	2,727,570
WTI Crude (67 contracts, settlement date April 20, 2016)	(0.15)	(334,250)	2,678,660
WTI Crude (68 contracts, settlement date March 21, 2016)	(0.20)	(445,480)	2,660,840
WTI Crude (68 contracts, settlement date February 22, 2016)	(0.22)	(492,250)	2,595,560
WTI Crude (68 contracts, settlement date January 20, 2016)	(0.22)	(502,660)	2,518,720
Net Unrealized Depreciation on Futures Contracts	(3.88)%	$(8,705,967)	$224,263,539

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund)

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

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund)

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Income
Interest Income	$45,979	$44,304	$189,643

Expenses
Management fee to related party	2,121,828	2,835,654	3,500,487
Brokerage fees and expenses	499,254	667,213	823,644
Total expenses	2,621,082	3,502,867	4,324,131
Net Investment Loss	(2,575,103)	(3,458,563)	(4,134,488)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	3,500	—	(10,376)
Futures Contracts	(67,922,804)	(12,125,640)	(53,539,832)
Net Realized Loss	(67,919,304)	(12,125,640)	(53,550,208)
Net Change in Unrealized Gain (Loss) on
Investments	15,148	(1,254)	(13,546)
Futures Contracts	18,543,109	(23,193,888)	8,459,270
Net Change in Unrealized Gain (Loss)	18,558,257	(23,195,142)	8,445,724
Net Realized and Unrealized Loss on Investments and Futures Contracts	(49,361,047)	(35,320,782)	(45,104,484)

Net Loss	$(51,936,150)	$(38,779,345)	$(49,238,972)

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund)

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 01, 2015	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134
Creation of Limited Units	—	—	—	—	2,150,000	45,167,597	—	45,167,597	45,167,597
Redemption of Limited Units	—	—	—	—	(1,750,000)	(35,611,056)	—	(35,611,056)	(35,611,056)
Net Loss:
Net Investment Loss	—	—	(12)	(12)	—	—	(2,575,091)	(2,575,091)	(2,575,103)
Net realized loss on Investments and Futures Contracts	—	—	(284)	(284)	—	—	(67,919,020)	(67,919,020)	(67,919,304)
Net change in unrealized gain on Investments and Futures Contracts	—	—	84	84	—	—	18,558,173	18,558,173	18,558,257
Net Loss	—	—	(212)	(212)	—	—	(51,935,938)	(51,935,938)	(51,936,150)
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund)

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2014

	General Units				Limited Units				Total
				Total General				Total Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 01, 2014	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Limited Units	—	—	—	—	1,550,000	43,387,949	—	43,387,949	43,387,949
Redemption of Limited Units	—	—	—	—	(2,300,000)	(57,703,054)	—	(57,703,054)	(57,703,054)
Net Loss:
Net Investment Loss	—	—	(15)	(15)	—	—	(3,458,548)	(3,458,548)	(3,458,563)
Net realized loss on Investments and Futures Contracts	—	—	(45)	(45)	—	—	(12,125,595)	(12,125,595)	(12,125,640)
Net change in unrealized on Investments and Futures Contracts	—	—	(85)	(85)	—	—	(23,195,057)	(23,195,057)	(23,195,142)
Net Loss	—	—	(145)	(145)	—	—	(38,779,200)	(38,779,200)	(38,779,345)
Balance at December 31, 2014	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund)

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2013

	General Units				Limited Units				Total
				Total General				Total Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 01, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	—	—	—	—	900,000	25,704,701	—	25,704,701	25,704,701
Redemption of Limited Units	—	—	—	—	(4,900,000)	(131,081,245)	—	(131,081,245)	(131,081,245)
Net Loss:
Net Investment Loss	—	—	(15)	(15)	—	—	(4,134,473)	(4,134,473)	(4,134,488)
Net realized loss on Investments and Futures Contracts	—	—	(171)	(171)	—	—	(53,550,037)	(53,550,037)	(53,550,208)
Net change in unrealized on Investments and Futures Contracts	—	—	28	28	—	—	8,445,696	8,445,696	8,445,724
Net Loss	—	—	(158)	(158)	—	—	(49,238,814)	(154,615,358)	()
Balance at December 31, 2013	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Cash flow from operating activities:
Net Loss	$(51,936,150)	$(38,779,345)	$(49,238,972)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Purchase of investment securities	(649,921,623)	(778,448,400)	(1,484,819,380)
Proceeds from sales of investment securities	700,001,500	778,495,000	1,754,981,721
Net accretion of discount	(45,979)	(44,304)	(189,643)
Net realized gain (loss) on investment securities	(3,500)	—	10,376
Unrealized depreciation (appreciation) on investments	(18,558,257)	23,195,142	(8,445,724)
Decrease in accrued expenses	(85,599)	(87,513)	(387,139)
Net cash provided by (used for) operating activities	(20,549,608)	(15,669,420)	211,911,239

Cash flows from financing activities:
Proceeds from creation of Limited Units	45,167,597	43,387,949	25,704,701
Redemption of Limited Units	(35,611,056)	(57,703,054)	(131,081,245)
Increase (decrease) in capital shares payable	—	—	(4,327,722)
Net cash provided by (used for) financing activities	9,556,541	(14,315,105)	(109,704,266)

Net change in cash	(10,993,067)	(29,984,525)	102,206,973
Cash held by broker at beginning of year	94,433,074	124,417,599	22,210,626
Cash held by broker at end of year	$83,440,007	$94,433,074	$124,417,599

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund)

Statements of Financial Condition

as of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Equity in broker trading accounts:
Short-term investments (cost $149,963,671 and $199,994,069 as of 2015 and 2014, respectively)	$149,980,000	$199,995,250
Cash held by broker	83,440,007	94,433,074
Net unrealized depreciation on futures contracts	(8,705,967)	(27,249,076)
Total assets	$224,714,040	$267,179,248

Liabilities and shareholders’ equity
Management fee payable to related party	166,759	205,492
Accrued brokerage fees and expenses payable	28,756	75,622
Total liabilities	195,515	281,114

Shareholders’ equity
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(572)	(360)
Total General Units	928	1,140
Limited Units:
Paid in capital - 12,100,000 and 11,700,000 redeemable shares issued and outstanding as of 2015 and 2014, respectively	360,079,849	350,523,308
Accumulated deficit	(135,562,252)	(83,626,314)

Total Limited Units	224,517,597	266,896,994

Total shareholders’ equity	224,518,525	266,898,134
Total liabilities and shareholders’ equity	$224,714,040	$267,179,248

Net asset value per share

General Units	$18.56	$22.80

Limited Units	$18.56	$22.81

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund)

Schedule of Investments

as of December 31, 2015

Description	Percentage of Net Assets	Fair Value	Face Value
U.S. Treasury Obligations
U.S. Treasury Bills, 0.17% due January 28, 2016	22.27%	$49,995,900	$50,000,000
U.S. Treasury Bills, 0.14% due February 11, 2016	22.27	49,993,400	50,000,000
U.S. Treasury Bills, 0.28% due March 17, 2016	22.26	49,990,700	50,000,000
Total U.S. Treasury Obligations (cost $149,963,671)	66.80%	$149,980,000	$150,000,000

Description	Percentage of Net Assets	Fair Value	Notional Value
Unrealized Appreciation/(Depreciation) on Futures Contracts
Cocoa (138 contracts, settlement date July 14, 2016)	(0.05)%	$(119,940)	$4,420,140
Cocoa (137 contracts, settlement date May 13, 2016)	0.05	113,380	4,393,590
Cocoa (137 contracts, settlement date March 15, 2016)	0.05	119,700	4,399,070
Coffee (91 contracts, settlement date July 19, 2016)	0.12	267,150	4,461,844
Coffee (91 contracts, settlement date May 18, 2016)	(0.04)	(96,862)	4,395,300
Coffee (91 contracts, settlement date March 18, 2016)	(0.05)	(118,144)	4,323,638
Copper (82 contracts, settlement date July 27, 2016)	(0.04)	(81,925)	4,400,325
Copper (82 contracts, settlement date May 26, 2016)	(0.15)	(338,513)	4,390,075
Copper (82 contracts, settlement date March 29, 2016)	(0.14)	(309,850)	4,376,750
Corn (241 contracts, settlement date July 14, 2016)	(0.05)	(114,900)	4,464,525
Corn (242 contracts, settlement date May 13, 2016)	(0.14)	(315,375)	4,410,450
Corn (242 contracts, settlement date March 14, 2016)	(0.13)	(301,212)	4,340,875
Cotton (137 contracts, settlement date July 07, 2016)	0.04	97,490	4,438,115
Cotton (137 contracts, settlement date May 06, 2016)	(0.01)	(12,455)	4,391,535
Cotton (138 contracts, settlement date March 08, 2016)	(0.02)	(35,815)	4,366,320
Gold (41 contracts, settlement date June 28, 2016)	(0.05)	(104,370)	4,352,150
Gold (41 contracts, settlement date April 27, 2016)	(0.09)	(211,170)	4,349,280
Gold (42 contracts, settlement date February 25, 2016)	(0.18)	(401,480)	4,452,840
Lean Hogs (117 contracts, settlement date July 15, 2016)	0.08	185,740	3,643,380
Lean Hogs (117 contracts, settlement date June 14, 2016)	0.10	220,880	3,650,400
Lean Hogs (117 contracts, settlement date April 14, 2016)	(0.07)	(148,820)	3,086,460
Lean Hogs (117 contracts, settlement date February 12, 2016)	(0.11)	(239,750)	2,798,640
Live Cattle (82 contracts, settlement date June 30, 2016)	0.06	132,670	4,191,840
Live Cattle (82 contracts, settlement date April 29, 2016)	(0.04)	(86,140)	4,525,580
Live Cattle (82 contracts, settlement date February 29, 2016)	(0.09)	(204,150)	4,487,040
Natural Gas (110 contracts, settlement date May 26, 2016)	(0.02)	(46,190)	2,714,800
Natural Gas (110 contracts, settlement date April 27, 2016)	(0.02)	(39,980)	2,666,400
Natural Gas (110 contracts, settlement date March 29, 2016)	(0.11)	(238,510)	2,625,700
Natural Gas (110 contracts, settlement date February 25, 2016)	(0.14)	(318,070)	2,599,300
Natural Gas (111 contracts, settlement date January 27, 2016)	(0.18)	(395,510)	2,594,070
NY Harbor ULSD (53 contracts, settlement date May 31, 2016)	(0.24)	(551,179)	2,705,480
NY Harbor ULSD (53 contracts, settlement date April 29, 2016)	(0.25)	(556,471)	2,649,163
NY Harbor ULSD (54 contracts, settlement date March 31, 2016)	(0.32)	(719,783)	2,647,436
NY Harbor ULSD (54 contracts, settlement date February 29, 2016)	(0.35)	(789,184)	2,605,705
NY Harbor ULSD (54 contracts, settlement date January 29, 2016)	(0.38)	(848,266)	2,549,005
Platinum (148 contracts, settlement date July 27, 2016)	0.06	126,785	6,615,600
Platinum (147 contracts, settlement date April 27, 2016)	(0.11)	(254,960)	6,565,020
Silver (63 contracts, settlement date July 27, 2016)	(0.07)	(151,495)	4,368,105
Silver (64 contracts, settlement date May 26, 2016)	(0.17)	(374,635)	4,426,880
Silver (64 contracts, settlement date March 29, 2016)	(0.18)	(414,395)	4,416,960
Soybean (101 contracts, settlement date July 14, 2016)	0.01	24,500	4,427,587
Soybean (101 contracts, settlement date May 13, 2016)	(0.10)	(221,537)	4,390,975
Soybean (101 contracts, settlement date March 14, 2016)	(0.10)	(231,875)	4,364,463
Soybean Oil (237 contracts, settlement date July 14, 2016)	0.18	391,830	4,433,796
Soybean Oil (237 contracts, settlement date May 13, 2016)	0.13	288,294	4,402,512
Soybean Oil (237 contracts, settlement date March 14, 2016)	0.12	277,464	4,372,650
Sugar (264 contracts, settlement date June 30, 2016)	0.06	126,717	4,328,755
Sugar (264 contracts, settlement date April 29, 2016)	0.26	591,270	4,411,546
Sugar (263 contracts, settlement date February 29, 2016)	0.27	600,074	4,489,094
Wheat (184 contracts, settlement date July 14, 2016)	(0.07)	(160,687)	4,445,900
Wheat (185 contracts, settlement date May 13, 2016)	(0.13)	(298,525)	4,407,625
Wheat (185 contracts, settlement date March 14, 2016)	(0.14)	(314,138)	4,347,500
WTI Crude (67 contracts, settlement date May 20, 2016)	(0.15)	(329,010)	2,727,570
WTI Crude (67 contracts, settlement date April 20, 2016)	(0.15)	(334,250)	2,678,660
WTI Crude (68 contracts, settlement date March 21, 2016)	(0.20)	(445,480)	2,660,840
WTI Crude (68 contracts, settlement date February 22, 2016)	(0.22)	(492,250)	2,595,560
WTI Crude (68 contracts, settlement date January 20, 2016)	(0.22)	(502,660)	2,518,720
Net Unrealized Depreciation on Futures Contracts	(3.88)%	$(8,705,967)	$224,263,539

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund)

Schedule of Investments

as of December 31, 2014

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

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund)

Statements of Income and Expenses

For the Years Ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Income
Interest Income	$45,979	$44,304	$189,643

Expenses
Management fee to related party	2,121,828	2,835,654	3,500,487
Brokerage fees and expenses	499,254	667,213	823,644
Total expenses	2,621,082	3,502,867	4,324,131
Net Investment Loss	(2,575,103)	(3,458,563)	(4,134,488)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts
Realized Gain (Loss) on
Investments	3,500	—	(10,376)
Futures Contracts	(67,922,804)	(12,125,640)	(53,539,832)
Net Realized Loss	(67,919,304)	(12,125,640)	(53,550,208)
Net Change in Unrealized Gain (Loss) on
Investments	15,148	(1,254)	(13,546)
Futures Contracts	18,543,109	(23,193,888)	8,459,270
Net Change in Unrealized Gain (Loss)	18,558,257	(23,195,142)	8,445,724
Net Realized and Unrealized Loss on Investments and Futures Contracts	(49,361,047)	(35,320,782)	(45,104,484)

Net Loss	$(51,936,150)	$(38,779,345)	$(49,238,972)

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund)

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 01, 2015	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134
Creation of Limited Units	—	—	—	—	2,150,000	45,167,597	—	45,167,597	45,167,597
Redemption of Limited Units	—	—	—	—	(1,750,000)	(35,611,056)	—	(35,611,056)	(35,611,056)
Net Loss:
Net Investment Loss	—	—	(12)	(12)	—	—	(2,575,091)	(2,575,091)	(2,575,103)
Net realized loss on Investments and Futures Contracts	—	—	(284)	(284)	—	—	(67,919,020)	(67,919,020)	(67,919,304)
Net change in unrealized gain on Investments and Futures Contracts	—	—	84	84	—	—	18,558,173	18,558,173	18,558,257
Net Loss	—	—	(212)	(212)	—	—	(51,935,938)	(51,935,938)	(51,936,150)
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund)

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2014

	General Units				Limited Units				Total
				Total General				Total Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 01, 2014	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Limited Units	—	—	—	—	1,550,000	43,387,949	—	43,387,949	43,387,949
Redemption of Limited Units	—	—	—	—	(2,300,000)	(57,703,054)	—	(57,703,054)	(57,703,054)
Net Loss:
Net Investment Loss	—	—	(15)	(15)	—	—	(3,458,548)	(3,458,548)	(3,458,563)
Net realized loss on Investments and Futures Contracts	—	—	(45)	(45)	—	—	(12,125,595)	(12,125,595)	(12,125,640)
Net change in unrealized on Investments and Futures Contracts	—	—	(85)	(85)	—	—	(23,195,057)	(23,195,057)	(23,195,142)
Net Loss	—	—	(145)	(145)	—	—	(38,779,200)	(38,779,200)	(38,779,345)
Balance at December 31, 2014	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund)

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2013

	General Units				Limited Units				Total
				Total General				Total Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity

Balance at January 01, 2013	50	$1,500	$(57)	$1,443	16,450,000	$470,214,957	$4,391,700	$474,606,657	$474,608,100
Creation of Limited Units	—	—	—	—	900,000	25,704,701	—	25,704,701	25,704,701
Redemption of Limited Units	—	—	—	—	(4,900,000)	(131,081,245)	—	(131,081,245)	(131,081,245)
Net Loss:
Net Investment Loss	—	—	(15)	(15)	—	—	(4,134,473)	(4,134,473)	(4,134,488)
Net realized loss on Investments and Futures Contracts	—	—	(171)	(171)	—	—	(53,550,037)	(53,550,037)	(53,550,208)
Net change in unrealized on Investments and Futures Contracts	—	—	28	28	—	—	8,445,696	8,445,696	8,445,724
Net Loss	—	—	(158)	(158)	—	—	(49,238,814)	(154,615,358)	()
Balance at December 31, 2013	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund)

Statements of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013

Cash flow from operating activities:
Net Loss	$(51,936,150)	$(38,779,345)	$(49,238,972)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Purchase of investment securities	(649,921,623)	(778,448,400)	(1,484,819,380)
Proceeds from sales of investment securities	700,001,500	778,495,000	1,754,981,721
Net accretion of discount	(45,979)	(44,304)	(189,643)
Net realized gain (loss) on investment securities	(3,500)	—	10,376
Unrealized depreciation (appreciation) on investments	(18,558,257)	23,195,142	(8,445,724)
Decrease in accrued expenses	(85,599)	(87,513)	(387,139)
Net cash provided by (used for) operating activities	(20,549,608)	(15,669,420)	211,911,239

Cash flows from financing activities:
Proceeds from creation of Limited Units	45,167,597	43,387,949	25,704,701
Redemption of Limited Units	(35,611,056)	(57,703,054)	(131,081,245)
Increase (decrease) in capital shares payable	—	—	(4,327,722)
Net cash provided by (used for) financing activities	9,556,541	(14,315,105)	(109,704,266)

Net change in cash	(10,993,067)	(29,984,525)	102,206,973
Cash held by broker at beginning of year	94,433,074	124,417,599	22,210,626
Cash held by broker at end of year	$83,440,007	$94,433,074	$124,417,599

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Fund
(f/k/a GreenHaven Continuous Commodity Index Fund)
WisdomTree Continuous Commodity Index Master Fund
(f/k/a GreenHaven Continuous Commodity Index Master Fund)

Notes to Consolidated Financial Statements
Years Ended December 31, 2015, 2014 and 2013

(1) Organization

The WisdomTree Continuous Commodity Index Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively as the context requires) was formed as a Delaware statutory trust on October 27, 2006, and WisdomTree Continuous Commodity Index Master Fund (the “Master Fund”), was formed as a Delaware statutory trust on October 27, 2006. WisdomTree Commodity Services, LLC (the “Managing Owner”) serves the Fund as commodity pool operator and managing owner.

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven LLC sold 100% of the issued and outstanding membership interest in the Managing Owner to WisdomTree Investments Inc. Following the sale, the name of the Fund was changed from “GreenHaven Continuous Commodity Index Fund” to “WisdomTree Continuous Commodity Index Fund,” the name of the Master Fund was changed from “GreenHaven Continuous Commodity Index Master Fund” to “WisdomTree Continuous Commodity Index Master Fund,” and the name of the Managing Owner was changed from “GreenHaven Commodity Services, LLC” to “WisdomTree Commodity Services, LLC.” As of January 1, 2016, the Fund’s Sub-Advisor and commodity trading advisor is GreenHaven Advisors LLC.

The Fund offers common units of beneficial interest (the “Shares”). Upon inception, 50 General Units of the Fund were issued to the Managing Owner in exchange for a capital contribution of $1,500.

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

The Index is intended to reflect the performance of certain commodities. Through January 6, 2013, the commodities comprising the Index (the “Index Commodities”) were: corn, soybeans, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, orange juice, platinum, crude oil, NY Harbor ULSD (formerly known as heating oil), and natural gas. The Index was revised on January 7, 2013 to include soybean oil and remove orange juice.

The Managing Owner and the Shareholders share in any profits and losses attributable to the Fund in proportion to the percentage interest owned by each.

The Managing Owner, the Funds, and the Master Fund retain the services of third party service providers for the ongoing operations of the Fund and the Master Fund (See Note (2)).

(2) Service Providers and Related Party Agreements

(a) “The Trustee” – CSC Trust is the trustee for the Fund and Master Fund. CSC Trust is headquartered in Wilmington, Delaware.

(b) “The Managing Owner” – WisdomTree Commodity Services, LLC (f/k/a GreenHaven Commodity Services, LLC) is the managing owner of the Fund and Master Fund and is responsible for the day to day operations of both entities. The Managing Owner charges the Fund a management fee for its services. The Managing Owner is a Delaware limited liability company with operations in New York, New York.

(c) “The Administrator” – The Bank of New York Mellon Corporation served as the administrator, custodian and transfer agent of the Fund for the fiscal year ended December 31, 2015. As of January 1, 2016, the Managing Owner, on behalf of the Fund, appointed State Street Bank and Trust Company as the Fund’s Administrator. The Administrator performs or supervises the services necessary for the operation and administration of the Fund (other than making investment decisions) in accordance with various services agreements entered into with the Fund. These services include calculating the daily net asset value of the Fund (the “Net Asset Value”), accounting and other Fund administrative services. As the Fund’s transfer agent, the Administrator processes additions and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Bank of New York Mellon Corporation is based in New York, New York and State Street Bank and Trust Company has an office in Boston, Massachusetts.

(d) “The Commodity Broker” – Morgan Stanley & Co. Incorporated (“MS&Co.”) is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. MS&Co. is based in New York, New York.

(e) “The Distributor” – ALPS Distributors, Inc. served as the Fund’s Distributor for the fiscal year ended December 31, 2015. As of January 1, 2016, the Managing Owner, on behalf of the Fund, appointed Foreside Fund Services LLC (“FFS”) as the Fund’s Distributor. The Fund’s Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from the Fund’s Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. ALPS Distributors, Inc. is based out of Denver, Colorado and FFS has an office in Portland, Maine.

(f) “The Authorized Participant” — Authorized Participants may create or redeem shares of the Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the Depository Trust Company, or DTC, and (3) have entered into a Participant Agreement with the Fund and the Managing Owner. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. The current Authorized Participants are J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. Incorporated, and RBC Capital Markets, LLC. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of baskets of Master Units.

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

(b) Cash Held by Broker

The Fund defines cash held by broker to be cash and highly liquid investments with remaining maturities of three months or less when acquired. MS&Co. allows the Master Fund to apply its Treasury Bill portfolio towards its initial margin requirement for the Master Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and Treasury bill positions are held in segregated accounts at MS&Co. and are not insured by the Federal Deposit Insurance Corporation.

(c) United States Treasury Obligations

The Master Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on market quotations from broker-dealers or independent service providers. The Master Fund holds United States Treasury Obligations for deposit with the Master Fund’s commodity broker as margin and for trading and holding against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

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

(g) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Fund has evaluated events occurring between the year ended December 31, 2015 and when the financial statements were issued.

Subsequent to December 31, 2015, 0 Limited Shares were created and 750,000 Limited Shares were redeemed resulting in 11,350,000 Limited Shares outstanding.

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven LLC sold 100% of the issued and outstanding membership interest in the Managing Owner to WisdomTree Investments Inc. Following the sale, the name of the Fund was changed from “GreenHaven Continuous Commodity Index Fund” to “WisdomTree Continuous Commodity Index Fund,” the name of the Master Fund was changed from “GreenHaven Continuous Commodity Index Master Fund” to “WisdomTree Continuous Commodity Index Master Fund,” and the name of the Managing Owner was changed from “GreenHaven Commodity Services, LLC” to “WisdomTree Commodity Services, LLC.” The foregoing sale resulted in no accounting impact for the financial reporting period for the year ended December 31, 2015. Concurrent with the effectiveness of the sale, the audit committee of the Managing Owner resigned.

Other than these events, the evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

(4) Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition for fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Fund uses a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs for the asset or liability.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities or government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of December 31, 2015, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$149,980,000	$-	$149,980,000
Commodity Futures Contracts	(8,705,967)	-	-	(8,705,967)
Total	$(8,705,967)	$149,980,000	$-	$141,274,033

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2015. The Fund did not hold any Level 3 securities during the year ended December 31, 2015.

A summary of the Fund’s assets and liabilities at fair value as of December 31, 2014, classified according to the levels used to value them, are as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasuries	$-	$199,995,250	$-	$199,995,250
Commodity Futures Contracts	(27,249,076)	-	-	(27,249,076)
Total	$(27,249,076)	$199,995,250	$-	$172,746,174

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2014. The Fund did not hold any Level 3 securities during the year ended December 31, 2014.

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. For the year ended December 31, 2015 and 2014, the average month-end national amounts at open Coal Futures contracts were $247,056,205 and $330,146,759, respectively.

At December 31, 2015, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives (i)	Liability Derivatives	Net Derivatives
Commodity Futures Contracts	$(8,705,967)	$-	$(8,705,967)

(i) Values are disclosed on the December 31, 2015 Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the year ended December 31, 2015:

Derivative Instruments	Statements of Income and Expenses Location	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity Futures Contracts	Net realized loss Net change in unrealized gain (loss)	(67,922,804)	(18,543,109)

At December 31, 2014, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives (ii)	Liability Derivatives	Net Derivatives
Commodity Futures Contracts	$(27,249,076)	$-	$(27,249,076)

(ii) Values are disclosed on the December 31, 2014 Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the year ended December 31, 2014 and 2013:

Derivative Instruments	Statements of Income and Expenses Location	Realized Loss on Derivative Instruments	Net Change in Unrealized Loss on Derivative Instruments
Commodity Futures Contracts (2014)	Net realized loss Net change in unrealized gain (loss)	(12,125,640)	(23,193,888)
Commodity Futures Contracts (2013)	Net realized loss Net change in unrealized gain (loss)	(53,539,832)	8,459,270

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

General. On any business day, an Authorized Participant may place an order with the Fund’s Distributor (as facilitated by the Fund’s Administrator) to create one or more Baskets. For purposes of processing both purchase and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Purchase orders must be placed by 10:00 a.m., New York time. The day on which a valid purchase order is received is the purchase order date. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

Determination of Required Payment. The total payment required to create each Basket is the Net Asset Value of 50,000 Shares as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00 p.m., New York time, on the business day immediately following the purchase order date at Net Asset Value per Share as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

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

Rejection of Purchase Orders. The Administrator may reject a purchase order if:

(i)	it determines that the purchase order is not in proper form;

(ii)	the Managing Owner believes that the purchase order would have adverse tax consequences to the Fund or its Shareholders; or

(iii)	circumstances outside the control of the Managing Owner or the Distributor make it, for all practical purposes, not feasible to process creations of Baskets.

The Distributor and the Managing Owner will not be liable for the rejection of any purchase order.

(b)	Redemption of Shares

Redemption Procedures

General. The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Distributor (as facilitated by the Administrator) to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which a valid redemption order is received in proper form is the redemption order date. Redemption orders are irrevocable. Individual Shareholders may not redeem directly from the Fund.

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

Determination of Required Payment. The redemption proceeds from the Fund consist of the cash redemption amount equal to the Net Asset Value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at 12:00 p.m., New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.

Delivery of Redemption Proceeds. The redemption proceeds due from the Fund are delivered to the Authorized Participant at 12:00pm, New York time, on the business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Distributor receives the fee applicable to the extension of the redemption distribution date which the Distributor may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 12:00pm, New York time, on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Distributor is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 12:00pm, New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Distributor and the Managing Owner may from time-to-time agree upon.

Suspension or Rejection of Redemption Orders. The Managing Owner may suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (2) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. The Managing Owner will not be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

A redemption order may be rejected if the order is not in proper form as described in the order form and/or Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.

(8) Operating Expenses

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The management fees incurred for the years ended December 31, 2015, 2014 and 2013 were $2,121,828, $2,835,654 and $3,500,487, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

(b) Organization and Offering Expenses

Expenses incurred in connection with organizing the Fund and the offering of the Shares were paid by GreenHaven, LLC. GreenHaven, LLC is the former sole member of the Managing Owner. The Fund does not have an obligation to reimburse GreenHaven, LLC or its affiliates for organization and offering expenses paid on their behalf.

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Managing Owner does not expect brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses for which the Funds are responsible, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, to exceed 0.20% of the Net Asset Value of the Master Fund in any year, although the actual amount of such fees and expenses in any year may be greater. The Fund’s brokerage commissions and fees and routine operational, administrative and other ordinary expenses are accrued at a rate of 0.20% per annum in the aggregate. Of the amounts so accrued, the Fund first pays brokerage fees, and secondly, from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s routine operational, administrative and other ordinary expenses paid by the Managing Owner.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the years ended December 31, 2015, 2014 and 2013 were $499,254, $667,213 and $823,644, respectively.

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

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of December 31, 2015, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2015, 2014 and 2013. The total return at net asset value is based on the change in net asset value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Net Asset Value
Net asset value per Limited Share, beginning of year	$22.81	$25.70	$28.85

Net realized and change in unrealized loss	(4.04)	(2.62)	(2.88)
Net investment loss	(0.21)	(0.27)	(0.27)
Net decrease in net assets from operations	(4.25)	(2.89)	(3.15)
Net asset value per Limited Share, end of year	$18.56	$22.81	$25.70

Market value per Limited Share, beginning of year	$22.86	$25.70	$28.83
Market value per Limited Share, end of year	$18.52	$22.86	$25.70
Ratio to average Net Assets
Net investment loss *	(1.03)%	(1.04)%	(1.01)%
Total expenses	1.05%	1.05%	1.05%

Total Return, at net asset value	(18.63)%	(11.25)%	(10.92)%
Total Return, at market value	(18.99)%	(11.05)%	(10.86)%

* Net investment loss is calculated by subtracting the Fund expenses from U.S Treasury Obligations income.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant and co-registrant have duly caused this Annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WisdomTree Commodity Services, LLC,
Sponsor of the WisdomTree Continuous Commodity Index Fund (registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2016

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date:	March 15, 2016

WisdomTree Commodity Services, LLC,
Sponsor of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2016

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date:	March 15, 2016