Form 10-Q
period 2016-03-31
WisdomTree Continuous Commodity Index Fund; WisdomTree Continuous Commodity Index Master Fund
filed 2016-05-10
CIK 1379606, 1379527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Numbers: 001-33908, 001-33909

WISDOMTREE CONTINUOUS COMMODITY INDEX FUND

(Registrant)

(Exact name of Registrant as specified in its charter)

WISDOMTREE CONTINUOUS COMMODITY INDEX MASTER FUND

(Rule 140 Co-Registrant)

(Exact name of Registrant as specified in its charter)

Delaware	26-0151234 26-0151301
(State or Other Jurisdiction of Incorporation or	(IRS Employer
Organization)	Identification No.)

c/o WisdomTree Commodity Services, LLC
245 Park Avenue
35th Floor
New York, NY	10167
(Address of Principal Executive Offices)	(Zip Code)

1-866-909-9473

(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒    No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2016: 11,350,000 Limited Shares

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund
Consolidated Statements of Financial Condition
March 31, 2016 (unaudited) and December 31, 2015

	March 31, 2016 (unaudited)	December 31, 2015
Assets:
Cash	$17,643,027	$—
Cash held by broker for futures contracts (Note 3)	14,299,879	83,440,007
Short-term investments (cost $174,930,197 and $149,963,671 as of March 31, 2016 and December 31, 2015, respectively)	174,962,390	149,980,000
Net Unrealized appreciation on futures contracts	5,868,632	—
Total Assets	212,773,928	233,420,007

Liabilities and shareholders’ equity:
Net Unrealized depreciation on futures contracts	—	8,705,967
Management fee payable to related party	153,661	166,759
Accrued brokerage fees and expenses payable	63,301	28,756
Total Liabilities	216,962	8,901,482

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(566)	(572)
Total General Units	934	928
Limited Units:
Paid in capital - 11,350,000 and 12,100,000 redeemable shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	346,464,742	360,079,849
Accumulated deficit	(133,908,710)	(135,562,252)
Total Limited Units	212,556,032	224,517,597
Total shareholders’ equity	212,556,966	224,518,525
Total liabilities and shareholders’ equity	$212,773,928	$233,420,007

Net asset value per share
General Units	$18.73	$18.56
Limited Units	$18.73	$18.56

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

March 31, 2016

Description	Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.33%, 4/28/16	23.52%	$49,993,800	$50,000,000
0.27%, 5/12/16	23.52	49,994,900	50,000,000
0.32%, 5/26/16	7.05	14,997,150	15,000,000
0.28%, 6/16/16	28.22	59,976,540	60,000,000
Total U.S. Treasury Obligations ($174,930,197)	82.31%	$174,962,390	$175,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long
Cocoa
expiration date 5/13/16	141	(0.07)%	$(153,660)	$4,159,500
expiration date 7/14/16	141	(0.13)	(281,030)	4,172,190
expiration date 9/15/16	140	0.06	124,350	4,123,000
Coffee “C”
expiration date 5/18/16	85	0.06	125,081	4,062,469
expiration date 7/19/16	86	0.10	213,431	4,177,987
expiration date 9/20/16	85	0.15	325,069	4,183,594
Copper
expiration date 5/26/16	76	(0.04)	(88,400)	4,147,700
expiration date 7/27/16	76	0.03	73,263	4,162,900
expiration date 9/28/16	76	0.13	273,213	4,174,300
Corn
expiration date 5/13/16	235	(0.18)	(385,863)	4,130,125
expiration date 7/14/16	234	(0.12)	(245,788)	4,162,275
expiration date 9/14/16	234	(0.08)	(162,400)	4,217,850
Cotton No. 2
expiration date 5/6/16	214	(0.13)	(283,145)	6,253,080
expiration date 7/7/16	215	(0.14)	(298,405)	6,268,325
Gold 100 Ounce
expiration date 6/28/16	51	0.21	444,910	6,301,560
expiration date 8/29/16	50	0.19	402,660	6,185,000
Lean Hogs
expiration date 4/14/16	83	0.00 *	(670)	2,269,220
expiration date 6/14/16	82	0.10	201,150	2,651,880
expiration date 7/15/16	82	0.09	190,860	2,650,240
expiration date 8/12/16	82	0.05	95,680	2,637,120
expiration date 10/14/16	82	0.01	14,700	2,260,740
Live Cattle
expiration date 6/30/16	85	0.00 *	4,930	4,216,850
expiration date 8/31/16	86	(0.02)	(44,880)	4,134,020
expiration date 10/31/16	86	0.03	54,640	4,122,840
Natural Gas
expiration date 4/27/16	118	(0.15)	(313,010)	2,311,620
expiration date 5/26/16	118	(0.13)	(270,140)	2,423,720
expiration date 6/28/16	118	(0.12)	(257,590)	2,540,540
expiration date 7/27/16	117	(0.02)	(40,270)	2,588,040
expiration date 8/29/16	117	(0.01)	(24,230)	2,617,290
NY Harbor ULSD
expiration date 4/29/16	50	0.06	129,709	2,489,550
expiration date 5/31/16	49	0.04	91,245	2,473,098
expiration date 6/30/16	49	0.10	207,031	2,513,847
expiration date 7/29/16	48	0.13	281,711	2,502,864
expiration date 8/31/16	48	0.13	283,298	2,547,216
Platinum
expiration date 7/27/16	128	0.16	349,265	6,256,000
expiration date 10/27/16	127	0.08	162,000	6,218,555

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments (continued)

March 31, 2016

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 5/26/16	54	0.09%	$199,055	$4,175,280
expiration date 7/27/16	54	0.14	287,145	4,185,540
expiration date 9/28/16	53	(0.01)	(11,955)	4,117,570
Soybean
expiration date 5/13/16	91	0.04	89,888	4,143,912
expiration date 7/14/16	91	0.09	193,550	4,175,762
expiration date 8/12/16	91	0.09	190,600	4,188,275
Soybean Oil
expiration date 5/13/16	121	0.18	378,450	2,484,372
expiration date 7/14/16	121	0.19	401,934	2,500,344
expiration date 8/12/16	121	0.14	303,822	2,506,878
expiration date 9/14/16	121	0.10	207,912	2,514,138
expiration date 10/14/16	120	0.10	210,660	2,496,960
Sugar No. 11
expiration date 4/29/16	240	0.18	392,851	4,126,080
expiration date 6/30/16	240	0.17	350,358	4,152,960
expiration date 9/30/16	239	0.25	528,248	4,178,485
Wheat
expiration date 5/13/16	173	(0.08)	(165,063)	4,095,775
expiration date 7/14/16	173	(0.05)	(100,438)	4,158,487
expiration date 9/14/16	173	0.05	112,650	4,240,662
WTI Crude Oil
expiration date 4/20/16	62	0.05	97,410	2,377,080
expiration date 5/20/16	62	0.06	125,690	2,464,500
expiration date 6/21/16	62	0.10	221,980	2,522,780
expiration date 7/20/16	62	0.16	335,130	2,564,320
expiration date 8/22/16	62	0.15	320,040	2,597,800
Total		2.76%	$5,868,632	$212,275,065

*	Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Consolidated Schedule of Investments
December 31, 2015

Description	Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.17%, 1/28/16	22.27%	$49,995,900	$50,000,000
0.14%, 2/11/16	22.27	49,993,400	50,000,000
0.28%, 3/17/16	22.26	49,990,700	50,000,000
Total U.S. Treasury Obligations ($149,963,671)	66.80%	$149,980,000	$150,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long
Cocoa
expiration date 3/15/16	137	0.05%	$119,700	$4,399,070
expiration date 5/13/16	137	0.05	113,380	4,393,590
expiration date 7/14/16	138	(0.05)	(119,940)	4,420,140
Coffee “C”
expiration date 3/18/16	91	(0.05)	(118,144)	4,323,638
expiration date 5/18/16	91	(0.04)	(96,862)	4,395,300
expiration date 7/19/16	91	0.12	267,150	4,461,844
Copper
expiration date 3/29/16	82	(0.14)	(309,850)	4,376,750
expiration date 5/26/16	82	(0.15)	(338,513)	4,390,075
expiration date 7/27/16	82	(0.04)	(81,925)	4,400,325
Corn
expiration date 3/14/16	242	(0.13)	(301,212)	4,340,875
expiration date 5/13/16	242	(0.14)	(315,375)	4,410,450
expiration date 7/14/16	241	(0.05)	(114,900)	4,464,525
Cotton No. 2
expiration date 3/8/16	138	(0.02)	(35,815)	4,366,320
expiration date 5/6/16	137	(0.01)	(12,455)	4,391,535
expiration date 7/7/16	137	0.04	97,490	4,438,115
Gold 100 Ounce
expiration date 2/25/16	42	(0.18)	(401,480)	4,452,840
expiration date 4/27/16	41	(0.09)	(211,170)	4,349,280
expiration date 6/28/16	41	(0.05)	(104,370)	4,352,150
Lean Hogs
expiration date 2/12/16	117	(0.11)	(239,750)	2,798,640
expiration date 4/14/16	117	(0.07)	(148,820)	3,086,460
expiration date 6/14/16	117	0.10	220,880	3,650,400
expiration date 7/15/16	117	0.08	185,740	3,643,380
Live Cattle
expiration date 2/29/16	82	(0.09)	(204,150)	4,487,040
expiration date 4/29/16	82	(0.04)	(86,140)	4,525,580
expiration date 6/30/16	82	0.06	132,670	4,191,840
Natural Gas
expiration date 1/27/16	111	(0.18)	(395,510)	2,594,070
expiration date 2/25/16	110	(0.14)	(318,070)	2,599,300
expiration date 3/29/16	110	(0.11)	(238,510)	2,625,700
expiration date 4/27/16	110	(0.02)	(39,980)	2,666,400
expiration date 5/26/16	110	(0.02)	(46,190)	2,714,800
NY Harbor ULSD
expiration date 1/29/16	54	(0.38)	(848,266)	2,549,005
expiration date 2/29/16	54	(0.35)	(789,184)	2,605,705
expiration date 3/31/16	54	(0.32)	(719,783)	2,647,436
expiration date 4/29/16	53	(0.25)	(556,471)	2,649,163
expiration date 5/31/16	53	(0.24)	(551,179)	2,705,480
Platinum
expiration date 4/27/16	147	(0.11)	(254,960)	6,565,020
expiration date 7/27/16	148	0.06	126,785	6,615,600

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Consolidated Schedule of Investments (continued)
December 31, 2015

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 3/29/16	64	(0.18)%	$(414,395)	$4,416,960
expiration date 5/26/16	64	(0.17)	(374,635)	4,426,880
expiration date 7/27/16	63	(0.07)	(151,495)	4,368,105
Soybean
expiration date 3/14/16	101	(0.10)	(231,875)	4,364,463
expiration date 5/13/16	101	(0.10)	(221,537)	4,390,975
expiration date 7/14/16	101	0.01	24,500	4,427,587
Soybean Oil
expiration date 3/14/16	237	0.12	277,464	4,372,650
expiration date 5/13/16	237	0.13	288,294	4,402,512
expiration date 7/14/16	237	0.18	391,830	4,433,796
Sugar No. 11
expiration date 2/29/16	263	0.27	600,074	4,489,094
expiration date 4/29/16	264	0.26	591,270	4,411,546
expiration date 6/30/16	264	0.06	126,717	4,328,755
Wheat
expiration date 3/14/16	185	(0.14)	(314,138)	4,347,500
expiration date 5/13/16	185	(0.13)	(298,525)	4,407,625
expiration date 7/14/16	184	(0.07)	(160,687)	4,445,900
WTI Crude Oil
expiration date 1/20/16	68	(0.22)	(502,660)	2,518,720
expiration date 2/22/16	68	(0.22)	(492,250)	2,595,560
expiration date 3/21/16	68	(0.20)	(445,480)	2,660,840
expiration date 4/20/16	67	(0.15)	(334,250)	2,678,660
expiration date 5/20/16	67	(0.15)	(329,010)	2,727,570
Total		(3.88)%	$(8,705,967)	$224,263,539

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Statements of Income and Expenses
For the Three Months Ended March 31, 2016 and 2015

	2016	2015
Income:
Interest income	$89,300	$10,326

Expenses:
Management fee to related party	447,661	534,030
Brokerage fees and expenses	105,332	125,654
Total expenses	552,993	659,684
Net investment loss	(463,693)	(649,358)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Futures Contracts	(12,473,222)	(28,433,985)
Net Realized Loss	(12,473,222)	(28,433,985)

Net Change in Unrealized Gain (Loss) from:
Investments	15,864	1,521
Futures Contracts	14,574,599	10,547,678
Net Change in Unrealized Gain (Loss)	14,590,463	10,549,199
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	2,117,241	(17,884,786)

Net Gain (Loss)	$1,653,548	$(18,534,144)

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Statement of Changes in Shareholders’ Equity
For the Three Months Ended March 31, 2016

	General Units				Limited Units				Total
				Total				Total
				General				Limited	Total
	General Units		Accumulated	Shareholders’	Limited Units		Accumulated	Shareholders’	Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525
Creation of Limited Units	—	—	—	—	—	—	—	—	—
Redemption of Limited Units	—	—	—	—	(750,000)	(13,615,107)	—	(13,615,107)	(13,615,107)
Net Gain (Loss):
Net Investment Gain (Loss)	—	—	(3)	(3)	—	—	(463,690)	(463,690)	(463,693)
Net Realized Gain (Loss) from Investments and Futures Contracts	—	—	(49)	(49)	—	—	(12,473,173)	(12,473,173)	(12,473,222)
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	58	58	—	—	14,590,405	14,590,405	14,590,463
Net Gain	—	—	6	6	—	—	1,653,542	1,653,542	1,653,548
Balance at March 31, 2016	50	$1,500	$(566)	$934	11,350,000	$346,464,742	$(133,908,710)	$212,556,032	$212,556,966

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net Gain (Loss)	$1,653,548	$(18,534,144)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(174,877,226)	(199,989,853)
Proceeds from sales of investment securities	150,000,000	200,000,000
Net accretion of discount	(89,300)	(10,326)
Change in net unrealized depreciation (appreciation) on investments	(15,864)	(1,521)
Changes in assets and liabilities
(Increase)/Decrease in assets:
Net unrealized appreciation on futures contracts	(5,868,632)	—
Increase/(Decrease) in liabilities:
Net unrealized depreciation on futures contracts	(8,705,967)	(10,547,678)
Management fee payable to related party	(13,098)	(27,957)
Accrued brokerage fees and expenses payable	34,545	45,080
Net cash used for operating activities	(37,881,994)	(29,066,399)

Cash flows from financing activities
Proceeds from creation of Limited Units	—	5,487,716
Additional capital contribution	—	(10,086,172)
Redemption of Limited Units	(13,615,107)	—
Net cash provided by (used for) financing activities	(13,615,107)	(4,598,456)

Net increase (decrease) in cash	(51,497,101)	(33,664,855)
Cash* at beginning of period	83,440,007	94,433,074
Cash* at end of period	$31,942,906	$60,768,219

* Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund
Consolidated Statements of Financial Condition
March 31, 2016 (unaudited) and December 31, 2015

	March 31, 2016 (unaudited)	December 31, 2015
Assets:
Cash	$17,643,027	$—
Cash held by broker for futures contracts (Note 3)	14,299,879	83,440,007
Short-term investments (cost $174,930,197 and $149,963,671 as of March 31, 2016 and December 31, 2015, respectively)	174,962,390	149,980,000
Net Unrealized appreciation on futures contracts	5,868,632	—
Total Assets	212,773,928	233,420,007

Liabilities and shareholders’ equity:
Net Unrealized depreciation on futures contracts	—	8,705,967
Management fee payable to related party	153,661	166,759
Accrued brokerage fees and expenses payable	63,301	28,756
Total Liabilities	216,962	8,901,482
Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(566)	(572)
Total General Units	934	928
Limited Units:
Paid in capital - 11,350,000 and 12,100,000 redeemable shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	346,464,742	360,079,849
Accumulated deficit	(133,908,710)	(135,562,252)
Total Limited Units	212,556,032	224,517,597
Total shareholders’ equity	212,556,966	224,518,525
Total liabilities and shareholders’ equity	$212,773,928	$233,420,007

Net asset value per share
General Units	$18.73	$18.56
Limited Units	$18.73	$18.56

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Schedule of Investments

March 31, 2016

Description	Percentage of Net Assets	Fair Value	Face Amount

U.S. Treasury Obligations
U.S. Treasury Bills
0.33%, 4/28/16	23.52%	$49,993,800	$50,000,000
0.27%, 5/12/16	23.52	49,994,900	50,000,000
0.32%, 5/26/16	7.05	14,997,150	15,000,000
0.28%, 6/16/16	28.22	59,976,540	60,000,000

Total U.S. Treasury Obligations ($174,930,197)	82.31%	$174,962,390	$175,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value

Futures Contracts Long
Cocoa
expiration date 5/13/16	141	(0.07)%	$(153,660)	$4,159,500
expiration date 7/14/16	141	(0.13)	(281,030)	4,172,190
expiration date 9/15/16	140	0.06	124,350	4,123,000
Coffee “C”
expiration date 5/18/16	85	0.06	125,081	4,062,469
expiration date 7/19/16	86	0.10	213,431	4,177,987
expiration date 9/20/16	85	0.15	325,069	4,183,594
Copper
expiration date 5/26/16	76	(0.04)	(88,400)	4,147,700
expiration date 7/27/16	76	0.03	73,263	4,162,900
expiration date 9/28/16	76	0.13	273,213	4,174,300
Corn
expiration date 5/13/16	235	(0.18)	(385,863)	4,130,125
expiration date 7/14/16	234	(0.12)	(245,788)	4,162,275
expiration date 9/14/16	234	(0.08)	(162,400)	4,217,850
Cotton No. 2
expiration date 5/6/16	214	(0.13)	(283,145)	6,253,080
expiration date 7/7/16	215	(0.14)	(298,405)	6,268,325
Gold 100 Ounce
expiration date 6/28/16	51	0.21	444,910	6,301,560
expiration date 8/29/16	50	0.19	402,660	6,185,000
Lean Hogs
expiration date 4/14/16	83	0.00 *	(670)	2,269,220
expiration date 6/14/16	82	0.10	201,150	2,651,880
expiration date 7/15/16	82	0.09	190,860	2,650,240
expiration date 8/12/16	82	0.05	95,680	2,637,120
expiration date 10/14/16	82	0.01	14,700	2,260,740
Live Cattle
expiration date 6/30/16	85	0.00 *	4,930	4,216,850
expiration date 8/31/16	86	(0.02)	(44,880)	4,134,020
expiration date 10/31/16	86	0.03	54,640	4,122,840
Natural Gas
expiration date 4/27/16	118	(0.15)	(313,010)	2,311,620
expiration date 5/26/16	118	(0.13)	(270,140)	2,423,720
expiration date 6/28/16	118	(0.12)	(257,590)	2,540,540
expiration date 7/27/16	117	(0.02)	(40,270)	2,588,040
expiration date 8/29/16	117	(0.01)	(24,230)	2,617,290
NY Harbor ULSD
expiration date 4/29/16	50	0.06	129,709	2,489,550
expiration date 5/31/16	49	0.04	91,245	2,473,098
expiration date 6/30/16	49	0.10	207,031	2,513,847
expiration date 7/29/16	48	0.13	281,711	2,502,864
expiration date 8/31/16	48	0.13	283,298	2,547,216
Platinum
expiration date 7/27/16	128	0.16	349,265	6,256,000
expiration date 10/27/16	127	0.08	162,000	6,218,555

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Schedule of Investments (continued)

March 31, 2016

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value

Silver
expiration date 5/26/16	54	0.09%	$199,055	$4,175,280
expiration date 7/27/16	54	0.14	287,145	4,185,540
expiration date 9/28/16	53	(0.01)	(11,955)	4,117,570
Soybean
expiration date 5/13/16	91	0.04	89,888	4,143,912
expiration date 7/14/16	91	0.09	193,550	4,175,762
expiration date 8/12/16	91	0.09	190,600	4,188,275
Soybean Oil
expiration date 5/13/16	121	0.18	378,450	2,484,372
expiration date 7/14/16	121	0.19	401,934	2,500,344
expiration date 8/12/16	121	0.14	303,822	2,506,878
expiration date 9/14/16	121	0.10	207,912	2,514,138
expiration date 10/14/16	120	0.10	210,660	2,496,960
Sugar No. 11
expiration date 4/29/16	240	0.18	392,851	4,126,080
expiration date 6/30/16	240	0.17	350,358	4,152,960
expiration date 9/30/16	239	0.25	528,248	4,178,485
Wheat
expiration date 5/13/16	173	(0.08)	(165,063)	4,095,775
expiration date 7/14/16	173	(0.05)	(100,438)	4,158,487
expiration date 9/14/16	173	0.05	112,650	4,240,662
WTI Crude Oil
expiration date 4/20/16	62	0.05	97,410	2,377,080
expiration date 5/20/16	62	0.06	125,690	2,464,500
expiration date 6/21/16	62	0.10	221,980	2,522,780
expiration date 7/20/16	62	0.16	335,130	2,564,320
expiration date 8/22/16	62	0.15	320,040	2,597,800

Total		2.76%	$5,868,632	$212,275,065

*	Denotes greater than 0.000% yet less than 0.005%

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Consolidated Schedule of Investments

December 31, 2015

Description	Percentage of Net Assets	Fair Value	Face Amount

U.S. Treasury Obligations
U.S. Treasury Bills
0.17%, 1/28/16	22.27%	$49,995,900	$50,000,000
0.14%, 2/11/16	22.27	49,993,400	50,000,000
0.28%, 3/17/16	22.26	49,990,700	50,000,000

Total U.S. Treasury Obligations ($149,963,671)	66.80%	$149,980,000	$150,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value

Futures Contracts Long
Cocoa
expiration date 3/15/16	137	0.05%	$119,700	$4,399,070
expiration date 5/13/16	137	0.05	113,380	4,393,590
expiration date 7/14/16	138	(0.05)	(119,940)	4,420,140
Coffee “C”
expiration date 3/18/16	91	(0.05)	(118,144)	4,323,638
expiration date 5/18/16	91	(0.04)	(96,862)	4,395,300
expiration date 7/19/16	91	0.12	267,150	4,461,844
Copper
expiration date 3/29/16	82	(0.14)	(309,850)	4,376,750
expiration date 5/26/16	82	(0.15)	(338,513)	4,390,075
expiration date 7/27/16	82	(0.04)	(81,925)	4,400,325
Corn
expiration date 3/14/16	242	(0.13)	(301,212)	4,340,875
expiration date 5/13/16	242	(0.14)	(315,375)	4,410,450
expiration date 7/14/16	241	(0.05)	(114,900)	4,464,525
Cotton No. 2
expiration date 3/8/16	138	(0.02)	(35,815)	4,366,320
expiration date 5/6/16	137	(0.01)	(12,455)	4,391,535
expiration date 7/7/16	137	0.04	97,490	4,438,115
Gold 100 Ounce
expiration date 2/25/16	42	(0.18)	(401,480)	4,452,840
expiration date 4/27/16	41	(0.09)	(211,170)	4,349,280
expiration date 6/28/16	41	(0.05)	(104,370)	4,352,150
Lean Hogs
expiration date 2/12/16	117	(0.11)	(239,750)	2,798,640
expiration date 4/14/16	117	(0.07)	(148,820)	3,086,460
expiration date 6/14/16	117	0.10	220,880	3,650,400
expiration date 7/15/16	117	0.08	185,740	3,643,380
Live Cattle
expiration date 2/29/16	82	(0.09)	(204,150)	4,487,040
expiration date 4/29/16	82	(0.04)	(86,140)	4,525,580
expiration date 6/30/16	82	0.06	132,670	4,191,840
Natural Gas
expiration date 1/27/16	111	(0.18)	(395,510)	2,594,070
expiration date 2/25/16	110	(0.14)	(318,070)	2,599,300
expiration date 3/29/16	110	(0.11)	(238,510)	2,625,700
expiration date 4/27/16	110	(0.02)	(39,980)	2,666,400
expiration date 5/26/16	110	(0.02)	(46,190)	2,714,800
NY Harbor ULSD
expiration date 1/29/16	54	(0.38)	(848,266)	2,549,005
expiration date 2/29/16	54	(0.35)	(789,184)	2,605,705
expiration date 3/31/16	54	(0.32)	(719,783)	2,647,436
expiration date 4/29/16	53	(0.25)	(556,471)	2,649,163
expiration date 5/31/16	53	(0.24)	(551,179)	2,705,480
Platinum
expiration date 4/27/16	147	(0.11)	(254,960)	6,565,020
expiration date 7/27/16	148	0.06	126,785	6,615,600

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Consolidated Schedule of Investments (continued)
December 31, 2015

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value

Silver
expiration date 3/29/16	64	(0.18)%	$(414,395)	$4,416,960
expiration date 5/26/16	64	(0.17)	(374,635)	4,426,880
expiration date 7/27/16	63	(0.07)	(151,495)	4,368,105
Soybean
expiration date 3/14/16	101	(0.10)	(231,875)	4,364,463
expiration date 5/13/16	101	(0.10)	(221,537)	4,390,975
expiration date 7/14/16	101	0.01	24,500	4,427,587
Soybean Oil
expiration date 3/14/16	237	0.12	277,464	4,372,650
expiration date 5/13/16	237	0.13	288,294	4,402,512
expiration date 7/14/16	237	0.18	391,830	4,433,796
Sugar No. 11
expiration date 2/29/16	263	0.27	600,074	4,489,094
expiration date 4/29/16	264	0.26	591,270	4,411,546
expiration date 6/30/16	264	0.06	126,717	4,328,755
Wheat
expiration date 3/14/16	185	(0.14)	(314,138)	4,347,500
expiration date 5/13/16	185	(0.13)	(298,525)	4,407,625
expiration date 7/14/16	184	(0.07)	(160,687)	4,445,900
WTI Crude Oil
expiration date 1/20/16	68	(0.22)	(502,660)	2,518,720
expiration date 2/22/16	68	(0.22)	(492,250)	2,595,560
expiration date 3/21/16	68	(0.20)	(445,480)	2,660,840
expiration date 4/20/16	67	(0.15)	(334,250)	2,678,660
expiration date 5/20/16	67	(0.15)	(329,010)	2,727,570

Total		(3.88)%	$(8,705,967)	$224,263,539

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2016 and 2015

	2016	2015
Income:
Interest income	$89,300	$10,326

Expenses:
Management fee to related party	447,661	534,030
Brokerage fees and expenses	105,332	125,654
Total expenses	552,993	659,684
Net investment loss	(463,693)	(649,358)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Futures Contracts	(12,473,222)	(28,433,985)
Net Realized Loss	(12,473,222)	(28,433,985)

Net Change in Unrealized Gain (Loss) from:
Investments	15,864	1,521
Futures Contracts	14,574,599	10,547,678
Net Change in Unrealized Gain (Loss)	14,590,463	10,549,199
Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	2,117,241	(17,884,786)

Net Gain (Loss)	$1,653,548	$(18,534,144)

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2016

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525
Creation of Limited Units	—	—	—	—	—	—	—	—	—
Redemption of Limited Units	—	—	—	—	(750,000)	(13,615,107)	—	(13,615,107)	(13,615,107)
Net Gain (Loss):
Net Investment Gain (loss)	—	—	(3)	(3)	—	—	(463,690)	(463,690)	(463,693)
Net Realized Gain (loss) from Investments and Futures Contracts	—	—	(49)	(49)	—	—	(12,473,173)	(12,473,173)	(12,473,222)
Net Change in Unrealized Gain (loss) from Investments and Futures Contracts	—	—	58	58	—	—	14,590,405	14,590,405	14,590,463
Net Gain	—	—	6	6	—	—	1,653,542	1,653,542	1,653,548
Balance at March 31, 2016	50	$1,500	$(566)	$934	11,350,000	$346,464,742	$(133,908,710)	$212,556,032	$212,556,966

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net Gain (Loss)	$1,653,548	$(18,534,144)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(174,877,226)	(199,989,853)
Proceeds from sales of investment securities	150,000,000	200,000,000
Net accretion of discount	(89,300)	(10,326)
Change in net unrealized depreciation (appreciation) on investments	(15,864)	(1,521)
Changes in assets and liabilities
(Increase)/Decrease in assets:
Net unrealized appreciation on futures contracts	(5,868,632)	—
Increase/(Decrease) in liabilities:
Net unrealized depreciation on futures contracts	(8,705,967)	(10,547,678)
Management fee payable to related party	(13,098)	(27,957)
Accrued brokerage fees and expenses payable	34,545	45,080
Net cash used for operating activities	(37,881,994)	(29,066,399)

Cash flows from financing activities
Proceeds from creation of Limited Units	—	5,487,716
Additional capital contribution	—	(10,086,172)
Redemption of Limited Units	(13,615,107)	—
Net cash provided by (used for) financing activities	(13,615,107)	(4,598,456)

Net increase (decrease) in cash	(51,497,101)	(33,664,855)
Cash* at beginning of period	83,440,007	94,433,074
Cash* at end of period	$31,942,906	$60,768,219

* Includes cash held by the broker for futures contracts.

WisdomTree Continuous Commodity Index Fund
WisdomTree Continuous Commodity Index Master Fund

Notes to Consolidated Financial Statements
March 31, 2016

(1) Organization

The WisdomTree Continuous Commodity Index Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund (as defined below), collectively as the context requires) was formed as a Delaware statutory trust on October 27, 2006, and WisdomTree Continuous Commodity Index Master Fund (the “Master Fund”), was formed as a Delaware statutory trust on October 27, 2006. WisdomTree Commodity Services, LLC (the “Managing Owner”) serves the Fund as commodity pool operator and managing owner.

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven LLC sold 100% of the issued and outstanding membership interest in the Managing Owner to WisdomTree Investments Inc. Following the sale, the name of the Fund was changed from “GreenHaven Continuous Commodity Index Fund” to “WisdomTree Continuous Commodity Index Fund,” the name of the Master Fund was changed from “GreenHaven Continuous Commodity Index Master Fund” to “WisdomTree Continuous Commodity Index Master Fund,” and the name of the Managing Owner was changed from “GreenHaven Commodity Services LLC” to “WisdomTree Commodity Services LLC.” As of January 1, 2016, the Fund’s Sub-Advisor and commodity trading advisor is GreenHaven Advisors LLC.

The Fund offers common units of beneficial interest (the “Shares”). Upon inception of the Fund, 50 General Units of the Fund were issued to the Managing Owner in exchange for a capital contribution of $1,500.

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

The Managing Owner, the Fund, and the Master Fund retain the services of third party service providers for the ongoing operations of the Fund and the Master Fund. (See Note (2)).

In accordance with Accounting Standard Update (“ASU”) 2013-08, Financial Service-Investment Companies, the Fund qualifies as an investment company and is applying the accounting and reporting guidance for investment companies.

Unaudited Interim Financial Information

The financial statements as of March 31, 2016 and for the three-months ended March 31, 2016 and 2015 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year.

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

(c) “The Administrator” —State Street Bank and Trust Company is the Fund’s Administrator. The Administrator performs or supervises the services necessary for the operation and administration of the Fund (other than making investment decisions) in accordance with various services agreements entered into with the Fund. These services include calculating the daily NAV of the Fund (the “Net Asset Value”), accounting and other Fund administrative services. As the Fund’s transfer agent, the Administrator processes additions and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. State Street Bank and Trust Company has an office in Boston, Massachusetts.

(d) “Commodity Broker” — Morgan Stanley & Co. LLC (“MS&Co.”) is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. MS&Co. is based in New York, New York.

(e) “The Distributor” — Foreside Fund Services LLC (“FFS”) is the Fund’s Distributor. The Fund’s Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. FFS has an office in Portland, Maine.

(f) “Authorized Participant” — Authorized Participants may create or redeem shares of the Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the DTC, and (3) have entered into a Participant Agreement with the Fund and the Managing Owner. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. The current Authorized Participants are J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. Incorporated, and RBC Capital Markets, LLC. A similar agreement between the Fund and the Master Fund sets forth the procedures for the creation and redemption of Baskets of Master Units.

(3) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the period. Actual results could differ from those estimates.

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

(c) U.S. Treasury Obligations

The Master Fund records purchases and sales of U.S. Treasury Obligations on a trade date basis. These holdings are marked to market based on quotations from broker-dealers or independent service providers. The Master Fund holds U.S. Treasury Obligations for deposit with the Commodity Broker as margin for trading and holding against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the U.S. Treasury Obligations.

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

(g) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Fund has evaluated events occurring between the period ended March 31, 2016 and when the financial statements were issued.

During that period, 50,000 Limited Shares were created resulting in 11,400,000 Limited Shares outstanding.

Other than this event, the evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of March 31, 2016, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$174,962,390	$—	$174,962,390
Unrealized appreciation on futures contracts	5,868,632	—	—	5,868,632
Total	$5,868,632	$174,962,390	$—	$180,831,022

There were no transfers between Level 1 and Level 2 for the Fund during the three months ended March 31, 2016. The Fund did not hold any Level 3 securities during the three months ended March 31, 2016.

A summary of the Fund’s assets and liabilities at fair value as of December 31, 2015, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$149,980,000	$—	$149,980,000
Liabilities
Unrealized depreciation on futures contracts	(8,705,967)	—	—	(8,705,967)
Total	$(8,705,967)	$149,980,000	$—	$141,274,033

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2015. The Fund did not hold any Level 3 securities during the year ended December 31, 2015.

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2016, the Fund was invested in commodity futures contracts. For the three months ended March 31, 2016 and year ended December 31, 2015, the volume of derivative activity (based on average month-end notional amounts) were $213,886,138 and $247,056,205, respectively.

At March 31, 2016, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives (i)	Liability Derivatives
Commodity Futures Contracts	$5,868,632	$—

(i)	Values are disclosed on the March 31, 2016 Consolidated Statements of Financial Condition under unrealized appreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the three months ended March 31, 2016:

Derivative Instruments	Consolidated Statements of Income and Expenses Location	Realized Loss on Derivative Instruments	Net Change in Unrealized (Gain) Loss on Derivative Instruments
Commodity Futures Contracts	Net realized gain (loss) from futures contracts	$(12,473,222)
	Net change in unrealized gain (loss) from futures contracts		$14,574,599

At December 31, 2015, the fair value of derivative instruments was as follows:

Derivative Instruments	Asset Derivatives	Liability Derivatives (ii)
Commodity Futures Contracts	$—	$8,705,967

(ii)	Values are disclosed on the December 31, 2015 Consolidated Statements of Financial Condition under unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the three months ended March 31, 2015.

Derivative Instruments	Consolidated Statements of Income and Expenses Location	Realized Loss on Derivative Instruments	Net Change in Unrealized (Gain) Loss on Derivative Instruments
Commodity Futures Contracts	Net realized gain (loss) from futures contracts	$(28,433,985)
	Net change in unrealized gain (loss) from futures contracts		$10,547,678

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

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Consolidated Statement of Financial Condition and not represented by the contract or notional amounts of the instruments.

The Fund and the Master Fund have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business.

(7) Share Creations and Redemptions

(a) Creation of Shares

General. On any business day, an Authorized Participant may place an order with the Fund’s Distributor (as facilitated by the Fund’s Administrator) to create one or more Baskets. For purposes of processing both purchase and redemption orders, a “business day” means any day when NYSE Arca is open for regular trading. Purchase orders must be placed by 10:00 a.m., New York time. The day on which a valid purchase order is received is the purchase order date. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

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

(8) Operating Expenses

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The management fee incurred for the three months ended March 31, 2016 and 2015 were $447,661 and $534,030, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Fund will pay to the Commodity Brokers all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20.00 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The Fund will also reimburse the Managing Owner for any routine operational, administrative and other ordinary expenses of the Fund and the Master Fund paid by the Managing Owner (including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs), out of any remaining portion of the 0.20% of the Fund’s Net Asset Value accrued for the payment of brokerage commissions and fees.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three months ended March 31, 2016 and 2015 were $105,332 and $125,654, respectively.

(9) Termination

The term of the Fund is perpetual, unless terminated earlier in certain circumstances as defined in the Trust Agreement.

(10) Profit and Loss Allocations and Distributions

The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective capital balances of the Shareholders, but the Fund is under no obligation to make periodic distributions to Shareholders. The Fund made no distributions to its Shareholders during the three months ended March 31, 2016.

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of March 31, 2016, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance and operations for a Share outstanding for the three months ended March 31, 2016 and 2015. The total return at NAV is based on the change in NAV of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net Asset Value
Net asset value per Limited Share, beginning of period	$18.56	$22.81
Net realized and change in unrealized gain (loss)	0.21	(1.55)
Net investment loss (1)	(0.04)	(0.06)
Net increase (decrease) in net assets from operations	0.17	(1.61)
Net asset value per Limited Share, end of period	$18.73	$21.20

Market value per Limited Share, beginning of period	$18.52	$22.86
Market value per Limited Share, end of period	$18.70	$21.19

Ratio to average Net Assets(2)
Net investment loss	(0.88)%	(1.03)%
Total expenses	1.05%	1.05%

Total Return, at net asset value(3)	0.92%	(7.06)%
Total Return, at market value(3,4)	1.08%	(7.31)%

(1)	Based on average shares outstanding.

(2)	Annualized.

(3)	Total return calculated for a period of less than one year is not annualized.

(4)	In computing the market price total returns, the inputs for dates on or after January 1,2016 reflect the midpoint of the bid/ask spread as of the close of trading on the exchange where Fund shares are listed, and the inputs for dates prior to January 1, 2016 reflect the last price as of the close of trading on the exchange where Fund shares are listed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview/Introduction

The Funds seek to track changes, whether positive or negative, in the level of the Thomson Reuters Continuous Commodity Index Total Return over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of United States Treasury Obligations and other high credit-quality short-term fixed income securities over the expenses of the Funds. The Shares are designed for investors who want a cost-effective and convenient way to invest in an equal-weight portfolio of commodity futures.

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

The ticker symbol of the Fund is “GCC.”

Performance Summary

There is no performance history prior to the beginning of trading on January 24, 2008. For performance history subsequent to the beginning of trading, see the “Results of Operations” section below.

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

Market Risk

See Item 1A – Risk Factors and Item 3 – Quantitative and Qualitative Disclosures About Market Risk for a complete discussion of market risk.

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

Results of Operations

FOR THE PERIOD FROM MARCH 31, 2011 TO MARCH 31, 2016

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	NAV Per Share	Total Shares	Net Assets	1 Month Return	3 Month Return	Year to Date Return	Cumulative Return Since Inception
4/30/2011	$36.34	23,800,050	$864,893,817	3.24%	6.85%	10.52%	21.13%
5/31/2011	$34.87	22,000,050	$767,141,744	-4.05%	-0.82%	6.05%	16.23%
6/30/2011	$33.59	21,850,050	$733,943,180	-3.67%	-4.57%	2.16%	11.97%
7/31/2011	$34.48	21,000,050	$724,081,724	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,262,762	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,498,123	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,433,611	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,737,556	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,225,498	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,721,065	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,796,585	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,939,018	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,431,976	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,186,348	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,741,422	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$507,016,483	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,329,018	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,634,529	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,697,478	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,653,992	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,583,943	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,276,475	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,466,411	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,421,413	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,521,383	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,619,345	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,433,288	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,550,301	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,683,342	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,833,324	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,796,308	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,673,292	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,966,285	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,854,294	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,331,390	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,147,910	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,251,437	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,585,389	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$360,040,396	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,054,331	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,188,813	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,031,740	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,308,737	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,633,699	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,878,141	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,229,092	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,195,111	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,801,060	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,756,095	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,441,576	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,313,104	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,730,007	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,653,495	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,578,974	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,510,990	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,990,933	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,576,928	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,344,904	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,425,898	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,000	$212,586,437	4.35%	0.92%	0.92%	-37.57%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return, or the “Index”, over time. For the three-months ended March 31, 2016 and March 31, 2015, the Fund’s Net Asset Value underperformed the Index by 0.33% and 0.23%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures

For purposes of this Item 4, references to the “Fund” and “our” include both the Fund and the Master Fund. Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(f)) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures with respect to the Fund were effective as of the end of the period covered by this annual report.

Changes in Internal Control over Financial Reporting

The Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting. The Managing Owner’s internal control system is designed to provide reasonable assurance to the Fund’s management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven Group LLC sold to WisdomTree Investments Inc., 100% of the issued and outstanding membership interest in the Sponsor. In connection with such sale, the Sponsor appointed State Street Bank and Trust as the Fund’s Administrator. The Administrator retains certain financial books and records on behalf of the Fund, including fund accounting records and ledgers with respect to assets, liabilities, capital, income and expenses Also in connection with such sale, the Sponsor appointed new executive officers, who participate in the management of the Fund. See the Fund’s Form 8-K filed January 4, 2016. Except as noted above, Management does not believe that there have been any change in the Fund’s internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors.

We filed our Annual Report on Form 10-K for the year ended December 31, 2015, with the Securities and Exchange Commission on March 15, 2016, which sets forth certain risk factors in Part I, Item 1A therein. We have not experienced any material changes from the risk factors previously described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three-months ended March 31, 2016, 750,000 Limited Shares were redeemed for $13,615,107 and no Limited Shares were created. On March 31, 2016, 11,350,000 Limited Shares of the Fund were outstanding for a market capitalization of $212,245,000, based on the March 31, 2016 closing price of $18.70 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended March 31, 2016:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	300,000	$17.99	N/A	N/A
February 1, 2016 to February 29, 2016	300,000	$17.99	N/A	N/A
March 1, 2016 to March 31, 2016	150,000	$18.81	N/A	N/A
Total	750,000	$-

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Certificate of Amendment to Certificate of Trust of GreenHaven Continuous Commodity Index Fund(1)
3.2	Certificate of Amendment to Certificate of Trust of GreenHaven Continuous Commodity Index Master Fund(2)
3.3	Amended Declaration of Trust and Trust Agreement of GreenHaven Continuous Commodity Index Fund(3)
3.4	Amendment to the Declaration of Trust and Trust Agreement of Greenhaven Continuous Commodity Index Master Fund(4)
10.1	Commodity Subadvisory Agreement(5)
10.2	Master Custodian Agreement (6)
10.3	Administration Agreement(7)
10.4	Distribution Services Agreement(8)
10.5	Transfer Agency and Services Agreement(9)
10.6	Form of Participant Agreement(10)
10.7	Amended and Restated License Agreement(11)
31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(12)
31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(12)
31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(12)
31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(12)
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
32.4	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(12)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(2)	Incorporated by reference to Exhibit 3.3 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(3)	Incorporated by reference to Exhibit 3.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(4)	Incorporated by reference to Exhibit 3.4 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(5)	Incorporated by reference to Exhibit 10.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(6)	Incorporated by reference to Exhibit 10.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(7)	Incorporated by reference to Exhibit 10.3 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(8)	Incorporated by reference to Exhibit 10.4 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(9)	Incorporated by reference to Exhibit 10.5 of the Fund’s Current Report on Form 8-K filed January 4, 2016

(10)	Incorporated by reference to Exhibit 10.6 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(11)	Incorporated by reference to Exhibit 10.7 of the Fund’s Current Report on Form 8-K filed January 4, 2016.

(12)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant and co-registrant have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Fund (registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2016

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2016

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2016

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date:	May 10, 2016

