Form 10-Q
period 2016-06-30
WisdomTree Continuous Commodity Index Fund; WisdomTree Continuous Commodity Index Master Fund
filed 2016-08-05
CIK 1379606, 1379527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Numbers: 001-33908, 001-33909

WISDOMTREE CONTINUOUS COMMODITY INDEX FUND

(Registrant)

(Exact name of Registrant as specified in its charter)

WISDOMTREE CONTINUOUS COMMODITY INDEX MASTER FUND

(Rule 140 Co-Registrant)

(Exact name of Registrant as specified in its charter)

Delaware	26-0151234 26-0151301
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

c/o WisdomTree Commodity Services, LLC 245 Park Avenue 35th Floor New York, NY	10167
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2016: 11,100,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

June 30, 2016 (unaudited) and December 31, 2015

	June 30, 2016 (unaudited)	December 31, 2015
Assets:
Cash	$9,363,124	$—
Cash held by broker for futures contracts (Note 3)	13,802,715	83,440,007
Short-term investments (cost $194,912,416 and $149,963,671 as of June 30, 2016 and December 31, 2015, respectively)	194,935,800	149,980,000
Net unrealized appreciation on futures contracts	8,821,851	—

Total Assets	226,923,490	233,420,007

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	—	8,705,967
Management fee payable to related party	160,764	166,759
Accrued brokerage fees and expenses payable	80,831	28,756

Total Liabilities	241,595	8,901,482

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(479)	(572)

Total General Units	1,021	928

Limited Units:
Paid in capital - 11,100,000 and 12,100,000 redeemable shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	341,355,100	360,079,849
Accumulated deficit	(114,674,226)	(135,562,252)

Total Limited Units	226,680,874	224,517,597

Total shareholders’ equity	226,681,895	224,518,525

Total liabilities and shareholders’ equity	$226,923,490	$233,420,007

Net asset value per share
General Units	$20.42	$18.56

Limited Units	$20.42	$18.56

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

June 30, 2016

Description	Percentage of Net Assets	Fair Value	Face Amount

U.S. Treasury Obligations
U.S. Treasury Bills
0.26%, 8/11/16	26.46%	$59,986,740	$60,000,000
0.34%, 8/25/16	24.26	54,982,180	55,000,000
0.25%, 9/15/16(a)	35.28	79,966,880	80,000,000

Total U.S. Treasury Obligations ($194,912,416)	86.00%	$194,935,800	$195,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value

Futures Contracts Long
Cocoa
expiration date 9/15/16	226	(0.01)%	$(14,120)	$6,696,380
expiration date 12/14/16	226	(0.02)	(39,680)	6,639,880
Coffee “C”
expiration date 9/20/16	121	0.34	777,731	6,608,869
expiration date 12/19/16	121	0.33	745,088	6,729,113
Copper
expiration date 9/28/16	121	0.16	374,263	6,641,388
expiration date 12/28/16	121	0.13	297,350	6,668,613
Corn
expiration date 9/14/16	362	(0.25)	(564,850)	6,615,550
expiration date 12/14/16	363	(0.23)	(517,913)	6,738,188
Cotton No. 2
expiration date 12/7/16	207	0.21	479,575	6,641,595
expiration date 3/9/17	207	(0.06)	(138,085)	6,682,995
Gold 100 Ounce
expiration date 12/28/16	50	0.18	416,440	6,637,000
expiration date 2/24/17	50	0.13	288,790	6,651,500
Lean Hogs
expiration date 8/12/16	116	0.06	126,890	3,863,960
expiration date 10/14/16	116	0.04	92,920	3,326,880
expiration date 12/14/16	117	0.00	(8,180)	3,004,560
expiration date 2/14/17	117	(0.04)	(83,210)	3,151,980
Live Cattle
expiration date 10/31/16	97	(0.04)	(84,280)	4,448,420
expiration date 12/30/16	97	(0.03)	(73,500)	4,460,060
expiration date 2/28/17	97	(0.04)	(88,050)	4,434,840
Natural Gas
expiration date 8/29/16	85	0.25	566,160	2,480,300
expiration date 9/28/16	85	0.22	494,120	2,505,800
expiration date 10/27/16	85	0.20	446,290	2,622,250
expiration date 11/28/16	84	0.07	149,500	2,787,960
expiration date 12/28/16	84	0.07	148,960	2,894,640
NY Harbor ULSD
expiration date 8/31/16	41	0.20	443,705	2,597,293
expiration date 9/30/16	41	0.16	357,172	2,629,322
expiration date 10/31/16	41	0.15	346,130	2,657,735
expiration date 11/30/16	41	(0.02)	(48,703)	2,683,565
expiration date 12/30/16	41	(0.02)	(44,138)	2,710,084

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments (continued)

June 30, 2016

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Platinum
expiration date 10/27/16	130	0.11%	$249,440	$6,657,950
expiration date 1/27/17	130	0.04	94,315	6,671,600
Silver
expiration date 9/28/16	71	0.36	822,475	6,611,165
expiration date 12/28/16	71	0.40	899,500	6,636,370
Soybean
expiration date 11/14/16	116	0.34	768,775	6,688,850
expiration date 1/13/17	116	0.03	60,200	6,659,850
Soybean Oil
expiration date 9/14/16	174	(0.03)	(77,148)	3,305,304
expiration date 10/14/16	174	(0.03)	(71,700)	3,317,832
expiration date 12/14/16	174	(0.09)	(198,978)	3,348,108
expiration date 1/13/17	174	(0.05)	(115,692)	3,372,120
Sugar No. 11
expiration date 9/30/16	292	0.71	1,620,069	6,648,723
expiration date 2/28/17	292	0.12	269,685	6,681,427
Wheat
expiration date 9/14/16	293	(0.29)	(648,300)	6,526,575
expiration date 12/14/16	293	(0.27)	(610,225)	6,819,575
WTI Crude Oil
expiration date 8/22/16	53	0.18	403,870	2,597,530
expiration date 9/20/16	53	0.14	320,690	2,628,270
expiration date 10/20/16	53	0.14	326,990	2,656,890
expiration date 11/21/16	53	(0.03)	(74,560)	2,682,860
expiration date 12/20/16	53	(0.03)	(63,930)	2,704,060

Total		3.89%	$8,821,851	$226,425,779

(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments (continued)

December 31, 2015

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
NY Harbor ULSD
expiration date 1/29/16	54	(0.38)%	$(848,266)	$2,549,005
expiration date 2/29/16	54	(0.35)	(789,184)	2,605,705
expiration date 3/31/16	54	(0.32)	(719,783)	2,647,436
expiration date 4/29/16	53	(0.25)	(556,471)	2,649,163
expiration date 5/31/16	53	(0.24)	(551,179)	2,705,480
Platinum
expiration date 4/27/16	147	(0.11)	(254,960)	6,565,020
expiration date 7/27/16	148	0.06	126,785	6,615,600
Silver
expiration date 3/29/16	64	(0.18)	(414,395)	4,416,960
expiration date 5/26/16	64	(0.17)	(374,635)	4,426,880
expiration date 7/27/16	63	(0.07)	(151,495)	4,368,105
Soybean
expiration date 3/14/16	101	(0.10)	(231,875)	4,364,463
expiration date 5/13/16	101	(0.10)	(221,537)	4,390,975
expiration date 7/14/16	101	0.01	24,500	4,427,587
Soybean Oil
expiration date 3/14/16	237	0.12	277,464	4,372,650
expiration date 5/13/16	237	0.13	288,294	4,402,512
expiration date 7/14/16	237	0.18	391,830	4,433,796
Sugar No. 11
expiration date 2/29/16	263	0.27	600,074	4,489,094
expiration date 4/29/16	264	0.26	591,270	4,411,546
expiration date 6/30/16	264	0.06	126,717	4,328,755
Wheat
expiration date 3/14/16	185	(0.14)	(314,138)	4,347,500
expiration date 5/13/16	185	(0.13)	(298,525)	4,407,625
expiration date 7/14/16	184	(0.07)	(160,687)	4,445,900
WTI Crude Oil
expiration date 1/20/16	68	(0.22)	(502,660)	2,518,720
expiration date 2/22/16	68	(0.22)	(492,250)	2,595,560
expiration date 3/21/16	68	(0.20)	(445,480)	2,660,840
expiration date 4/20/16	67	(0.15)	(334,250)	2,678,660
expiration date 5/20/16	67	(0.15)	(329,010)	2,727,570

Total		(3.88)%	$(8,705,967)	$224,263,539

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income:
Interest income	$115,666	$9,418	$204,966	$19,744

Expenses:
Management fee to related party	471,940	538,432	919,601	1,072,462
Brokerage fees and expenses	111,043	126,690	216,375	252,344

Total expenses	582,983	665,122	1,135,976	1,324,806

Net investment loss	(467,317)	(655,704)	(931,010)	(1,305,062)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Future Contracts:
Net Realized Gain (Loss) from:
Investments	—	2,000	—	2,000
Futures Contracts	16,757,478	(10,169,680)	4,284,256	(38,603,665)

Net Realized Gain (Loss)	16,757,478	(10,167,680)	4,284,256	(38,601,665)

Net Change in Unrealized Gain (Loss) from:
Investments	(8,809)	(2,406)	7,055	(885)
Futures Contracts	2,953,219	21,430,066	17,527,818	31,977,744

Net Change in Unrealized Gain (Loss)	2,944,410	21,427,660	17,534,873	31,976,859

Net Realized and Unrealized Gain (Loss) from Investments and Futures Contracts	19,701,888	11,259,980	21,819,129	(6,624,806)

Net Gain (Loss)	$19,234,571	$10,604,276	$20,888,119	$(7,929,868)

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2016

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525
Creation of Units	—	—	—	—	200,000	4,009,960	—	4,009,960	4,009,960
Redemption of Units	—	—	—	—	(1,200,000)	(22,734,709)	—	(22,734,709)	(22,734,709)
Net Gain (Loss):
Net Investment Loss	—	—	(5)	(5)	—	—	(931,005)	(931,005)	(931,010)
Net Realized Gain (Loss) from Investments and Futures Contracts	—	—	19	19	—	—	4,284,237	4,284,237	4,284,256
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	79	79	—	—	17,534,794	17,534,794	17,534,873

Net Gain	—	—	93	93	—	—	20,888,026	20,888,026	20,888,119

Balance at June 30, 2016	50	$1,500	$(479)	$1,021	11,100,000	$341,355,100	$(114,674,226)	$226,680,874	$226,681,895

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net Gain (Loss)	$20,888,119	$(7,929,868)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(369,743,779)	(299,984,853)
Proceeds from sales of investment securities	325,000,000	500,000,666
Net accretion of discount	(204,966)	(19,744)
Net realized gain (loss) on investment securities	—	(2,000)
Change in net unrealized depreciation (appreciation) on investments	(7,055)	885
Changes in assets and liabilities
(Increase)/Decrease in assets:
Net unrealized appreciation on future contracts	(8,821,851)	(4,728,668)
Increase/(Decrease) in liabilities:
Net unrealized depreciation on futures contracts	(8,705,967)	(27,249,076)
Management fee payable to related party	(5,995)	(23,116)
Accrued brokerage fees and expenses payable	52,075	(42,381)

Net cash provided by (used for) operating activities	(41,549,419)	160,021,845

Cash flows from financing activities
Proceeds from creation of Limited Units	4,009,960	32,576,725
Redemption of Limited Units	(22,734,709)	(12,261,295)

Net cash provided by (used for) financing activities	(18,724,749)	20,315,430

Net increase (decrease) in cash	(60,274,168)	180,337,275
Cash* at beginning of period	83,440,007	94,433,074

Cash* at end of period	$23,165,839	$274,770,349

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Consolidated Statements of Financial Condition

June 30, 2016 (unaudited) and December 31, 2015

	June 30, 2016 (unaudited)	December 31, 2015
Assets:
Cash	$9,363,124	$—
Cash held by broker for futures contracts (Note 3)	13,802,715	83,440,007
Short-term investments (cost $194,912,416 and $149,963,671 as of June 30, 2016 and December 31, 2015, respectively)	194,935,800	149,980,000
Net unrealized appreciation on futures contracts	8,821,851	—

Total Assets	226,923,490	233,420,007

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	—	8,705,967
Management fee payable to related party	160,764	166,759
Accrued brokerage fees and expenses payable	80,831	28,756

Total Liabilities	241,595	8,901,482

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(479)	(572)

Total General Units	1,021	928

Limited Units:
Paid in capital - 11,100,000 and 12,100,000 redeemable shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	341,355,100	360,079,849
Accumulated deficit	(114,674,226)	(135,562,252)

Total Limited Units	226,680,874	224,517,597

Total shareholders’ equity	226,681,895	224,518,525

Total liabilities and shareholders’ equity	$226,923,490	$233,420,007

Net asset value per share
General Units	$20.42	$18.56

Limited Units	$20.42	$18.56

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Schedule of Investments

June 30, 2016

Description	Percentage of Net Assets	Fair Value	Face Amount

U.S. Treasury Obligations
U.S. Treasury Bills
0.26%, 8/11/16	26.46%	$59,986,740	$60,000,000
0.34%, 8/25/16	24.26	54,982,180	55,000,000
0.25%, 9/15/16(a)	35.28	79,966,880	80,000,000

Total U.S. Treasury Obligations ($194,912,416)	86.00%	$194,935,800	$195,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value

Futures Contracts Long
Cocoa
expiration date 9/15/16	226	(0.01)%	$(14,120)	$6,696,380
expiration date 12/14/16	226	(0.02)	(39,680)	6,639,880
Coffee “C”
expiration date 9/20/16	121	0.34	777,731	6,608,869
expiration date 12/19/16	121	0.33	745,088	6,729,113
Copper
expiration date 9/28/16	121	0.16	374,263	6,641,388
expiration date 12/28/16	121	0.13	297,350	6,668,613
Corn
expiration date 9/14/16	362	(0.25)	(564,850)	6,615,550
expiration date 12/14/16	363	(0.23)	(517,913)	6,738,188
Cotton No. 2
expiration date 12/7/16	207	0.21	479,575	6,641,595
expiration date 3/9/17	207	(0.06)	(138,085)	6,682,995
Gold 100 Ounce
expiration date 12/28/16	50	0.18	416,440	6,637,000
expiration date 2/24/17	50	0.13	288,790	6,651,500
Lean Hogs
expiration date 8/12/16	116	0.06	126,890	3,863,960
expiration date 10/14/16	116	0.04	92,920	3,326,880
expiration date 12/14/16	117	0.00	(8,180)	3,004,560
expiration date 2/14/17	117	(0.04)	(83,210)	3,151,980
Live Cattle
expiration date 10/31/16	97	(0.04)	(84,280)	4,448,420
expiration date 12/30/16	97	(0.03)	(73,500)	4,460,060
expiration date 2/28/17	97	(0.04)	(88,050)	4,434,840
Natural Gas
expiration date 8/29/16	85	0.25	566,160	2,480,300
expiration date 9/28/16	85	0.22	494,120	2,505,800
expiration date 10/27/16	85	0.20	446,290	2,622,250
expiration date 11/28/16	84	0.07	149,500	2,787,960
expiration date 12/28/16	84	0.07	148,960	2,894,640
NY Harbor ULSD
expiration date 8/31/16	41	0.20	443,705	2,597,293
expiration date 9/30/16	41	0.16	357,172	2,629,322
expiration date 10/31/16	41	0.15	346,130	2,657,735
expiration date 11/30/16	41	(0.02)	(48,703)	2,683,565
expiration date 12/30/16	41	(0.02)	(44,138)	2,710,084

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Schedule of Investments (continued)

June 30, 2016

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Platinum
expiration date 10/27/16	130	0.11%	$249,440	$6,657,950
expiration date 1/27/17	130	0.04	94,315	6,671,600
Silver
expiration date 9/28/16	71	0.36	822,475	6,611,165
expiration date 12/28/16	71	0.40	899,500	6,636,370
Soybean
expiration date 11/14/16	116	0.34	768,775	6,688,850
expiration date 1/13/17	116	0.03	60,200	6,659,850
Soybean Oil
expiration date 9/14/16	174	(0.03)	(77,148)	3,305,304
expiration date 10/14/16	174	(0.03)	(71,700)	3,317,832
expiration date 12/14/16	174	(0.09)	(198,978)	3,348,108
expiration date 1/13/17	174	(0.05)	(115,692)	3,372,120
Sugar No. 11
expiration date 9/30/16	292	0.71	1,620,069	6,648,723
expiration date 2/28/17	292	0.12	269,685	6,681,427
Wheat
expiration date 9/14/16	293	(0.29)	(648,300)	6,526,575
expiration date 12/14/16	293	(0.27)	(610,225)	6,819,575
WTI Crude Oil
expiration date 8/22/16	53	0.18	403,870	2,597,530
expiration date 9/20/16	53	0.14	320,690	2,628,270
expiration date 10/20/16	53	0.14	326,990	2,656,890
expiration date 11/21/16	53	(0.03)	(74,560)	2,682,860
expiration date 12/20/16	53	(0.03)	(63,930)	2,704,060

Total		3.89%	$8,821,851	$226,425,779

(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Consolidated Schedule of Investments (continued)

December 31, 2015

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
NY Harbor ULSD
expiration date 1/29/16	54	(0.38)%	$(848,266)	$2,549,005
expiration date 2/29/16	54	(0.35)	(789,184)	2,605,705
expiration date 3/31/16	54	(0.32)	(719,783)	2,647,436
expiration date 4/29/16	53	(0.25)	(556,471)	2,649,163
expiration date 5/31/16	53	(0.24)	(551,179)	2,705,480
Platinum
expiration date 4/27/16	147	(0.11)	(254,960)	6,565,020
expiration date 7/27/16	148	0.06	126,785	6,615,600
Silver
expiration date 3/29/16	64	(0.18)	(414,395)	4,416,960
expiration date 5/26/16	64	(0.17)	(374,635)	4,426,880
expiration date 7/27/16	63	(0.07)	(151,495)	4,368,105
Soybean
expiration date 3/14/16	101	(0.10)	(231,875)	4,364,463
expiration date 5/13/16	101	(0.10)	(221,537)	4,390,975
expiration date 7/14/16	101	0.01	24,500	4,427,587
Soybean Oil
expiration date 3/14/16	237	0.12	277,464	4,372,650
expiration date 5/13/16	237	0.13	288,294	4,402,512
expiration date 7/14/16	237	0.18	391,830	4,433,796
Sugar No. 11
expiration date 2/29/16	263	0.27	600,074	4,489,094
expiration date 4/29/16	264	0.26	591,270	4,411,546
expiration date 6/30/16	264	0.06	126,717	4,328,755
Wheat
expiration date 3/14/16	185	(0.14)	(314,138)	4,347,500
expiration date 5/13/16	185	(0.13)	(298,525)	4,407,625
expiration date 7/14/16	184	(0.07)	(160,687)	4,445,900
WTI Crude Oil
expiration date 1/20/16	68	(0.22)	(502,660)	2,518,720
expiration date 2/22/16	68	(0.22)	(492,250)	2,595,560
expiration date 3/21/16	68	(0.20)	(445,480)	2,660,840
expiration date 4/20/16	67	(0.15)	(334,250)	2,678,660
expiration date 5/20/16	67	(0.15)	(329,010)	2,727,570

Total		(3.88)%	$(8,705,967)	$224,263,539

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income:
Interest income	$115,666	$9,418	$204,966	$19,744

Expenses:
Management fee to related party	471,940	538,432	919,601	1,072,462
Brokerage fees and expenses	111,043	126,690	216,375	252,344

Total expenses	582,983	665,122	1,135,976	1,324,806

Net investment loss	(467,317)	(655,704)	(931,010)	(1,305,062)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Future Contracts:
Net Realized Gain (Loss) from:
Investments	—	2,000	—	2,000
Futures Contracts	16,757,478	(10,169,680)	4,284,256	(38,603,665)

Net Realized Gain (Loss)	16,757,478	(10,167,680)	4,284,256	(38,601,665)

Net Change in Unrealized Gain (Loss) from:
Investments	(8,809)	(2,406)	7,055	(885)
Futures Contracts	2,953,219	21,430,066	17,527,818	31,977,744

Net Change in Unrealized Gain (Loss)	2,944,410	21,427,660	17,534,873	31,976,859

Net Realized and Unrealized Gain (Loss) from Investments and Futures Contracts	19,701,888	11,259,980	21,819,129	(6,624,806)

Net Gain (Loss)	$19,234,571	$10,604,276	$20,888,119	$(7,929,868)

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2016

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525
Creation of Units	—	—	—	—	200,000	4,009,960	—	4,009,960	4,009,960
Redemption of Units	—	—	—	—	(1,200,000)	(22,734,709)	—	(22,734,709)	(22,734,709)
Net Gain (Loss):
Net Investment Loss	—	—	(5)	(5)	—	—	(931,005)	(931,005)	(931,010)
Net Realized Gain (Loss) from Investments and Futures Contracts	—	—	19	19	—	—	4,284,237	4,284,237	4,284,256
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	79	79	—	—	17,534,794	17,534,794	17,534,873

Net Gain	—	—	93	93	—	—	20,888,026	20,888,026	20,888,119

Balance at June 30, 2016	50	$1,500	$(479)	$1,021	11,100,000	$341,355,100	$(114,674,226)	$226,680,874	$226,681,895

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net Gain (Loss)	$20,888,119	$(7,929,868)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(369,743,779)	(299,984,853)
Proceeds from sales of investment securities	325,000,000	500,000,666
Net accretion of discount	(204,966)	(19,744)
Net realized gain (loss) on investment securities	—	(2,000)
Change in net unrealized depreciation (appreciation) on investments	(7,055)	885
Changes in assets and liabilities
(Increase)/Decrease in assets:
Net unrealized appreciation on future contracts	(8,821,851)	(4,728,668)
Increase/(Decrease) in liabilities:
Net unrealized depreciation on futures contracts	(8,705,967)	(27,249,076)
Management fee payable to related party	(5,995)	(23,116)
Accrued brokerage fees and expenses payable	52,075	(42,381)

Net cash provided by (used for) operating activities	(41,549,419)	160,021,845

Cash flows from financing activities
Proceeds from creation of Limited Units	4,009,960	32,576,725
Redemption of Limited Units	(22,734,709)	(12,261,295)

Net cash provided by (used for) financing activities	(18,724,749)	20,315,430

Net increase (decrease) in cash	(60,274,168)	180,337,275
Cash* at beginning of period	83,440,007	94,433,074

Cash* at end of period	$23,165,839	$274,770,349

*	Includes cash held by the broker for futures contracts.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Consolidated Financial Statements

June 30, 2016

(1) Organization

The WisdomTree Continuous Commodity Index Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund (as defined below) collectively as the context requires) was formed as a Delaware statutory trust on October 27, 2006, and WisdomTree Continuous Commodity Index Master Fund (the “Master Fund”), was formed as a Delaware statutory trust on October 27, 2006. WisdomTree Commodity Services, LLC (the “Managing Owner”) serves the Fund as commodity pool operator and managing owner.

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

The Fund offers common units of beneficial interest ( “Shares”). Upon inception of the Fund, 50 General Units of the Fund were issued to the Managing Owner in exchange for a capital contribution of $1,500.

The proceeds from the offering of Shares are invested in the Master Fund (See Note 7 for details of the procedures for creation and redemption of Shares in the Fund). The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Continuous Commodity Index (the “Index”) with a view to tracking the performance of the Index over time. The Master Fund’s Portfolio also includes U.S. Treasury Obligations and other high credit-quality, short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca.

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

Unaudited Interim Financial Information

The financial statements as of June 30, 2016 and for the three-months and six-months ended June 30, 2016 and 2015 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

(2) Service Providers and Related Party Agreements

(a) “Trustee” — CSC Trust is the trustee of the Fund and Master Fund. CSC Trust is headquartered in Wilmington, Delaware.

(b) “Managing Owner” — WisdomTree Commodity Services, LLC (f/k/a GreenHaven Commodity Services, LLC) is the managing owner of the Fund and Master Fund and is responsible for the day to day operations of both entities. The Managing Owner charges the Fund a management fee for its services. The Managing Owner is a Delaware limited liability company with operations in New York, New York.

(c) “Administrator” — State Street Bank and Trust Company is the Fund’s Administrator. The Administrator performs or supervises the services necessary for the operation and administration of the Fund (other than making investment decisions) in accordance with various services agreements entered into with the Fund. These services include calculating the daily Net Asset Value of the Fund (the “Net Asset Value”), accounting and other Fund administrative services. As the Fund’s transfer agent, the Administrator processes creations and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. State Street Bank and Trust Company has an office in Boston, Massachusetts.

(d) “Commodity Broker” — Morgan Stanley & Co. LLC (“MS&Co.”) is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. MS&Co. is based in New York, New York.

(e) “Distributor” — Foreside Fund Services LLC (“FFS”) is the Fund’s Distributor. The Fund’s Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders, and related functions and duties. FFS has an office in Portland, Maine.

(f) “Authorized Participant” — Authorized Participants may create or redeem shares of the Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the DTC, and (3) have entered into a Participant Agreement with the Fund and the Managing Owner. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of Shares and for the delivery of cash required for such creations or redemptions. The current Authorized Participants are J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. Incorporated, and RBC Capital Markets, LLC. A similar agreement between the Fund and Master Fund sets forth the procedures for the creation and redemption of Baskets of Master Units.

(3) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of reported income and expenses during the period. Actual results could differ from those estimates.

(b) Recently Issued Accounting Standards

No recently promulgated accounting standards are expected to have an effect on the Fund’s financial statements.

(c) Cash Held by Broker

The Fund defines cash held by broker to be cash and highly liquid investments with remaining maturities of three months or less from the date of acquisition. MS&Co. allows the Master Fund to apply its U.S. Treasury Bill portfolio towards its initial margin requirement for the Master Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and U.S. Treasury Bill positions held in segregated accounts at MS&Co. and are not insured by the Federal Deposit Insurance Corporation.

(d) U. S. Treasury Obligations

The Master Fund records purchases and sales of U.S. Treasury Obligations on a trade date basis. These holdings are marked to market based on quotations from broker-dealers or independent service providers. The Master Fund may hold U.S. Treasury Obligations for deposit with the Commodity Broker as margin for trading and holding against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the U.S. Treasury Obligations.

(e) Income Taxes

The Fund and Master Fund are classified as a grantor trust and a partnership respectively, for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund is subject to U.S. federal, state, or local income taxes. Accordingly, no provision for federal, state or local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

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

(f) Futures Contracts

The Master Fund purchases and holds commodity futures for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the Consolidated Statements of Financial Condition, commodity futures are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note 4 — Fair Value Measurements). However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable provided such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Consolidated Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

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

(h) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Fund has evaluated events occurring between the period ended June 30, 2016 and the date on which the financial statements were issued.

During that period, 250,000 Limited Units were created and 0 Limited Units were redeemed resulting in 11,350,000 Limited Units outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of June 30, 2016, classified according to the levels used to value them, is as follows:

Assets	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
U.S. Treasury Obligations	$—	$194,935,800	$—	$194,935,800
Unrealized appreciation on futures contracts	8,821,851	—	—	8,821,851

Total	$8,821,851	$194,935,800	$—	$203,757,651

There were no transfers between Level 1 and Level 2 for the Fund during the six months ended June 30, 2016. The Fund did not hold any Level 3 securities during the six months ended June 30, 2016.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2016, the Fund was invested in commodity futures. For the six months ended June 30, 2016 and year ended December 31, 2015, the volumes of derivative activity (based on average month-end notional amounts) were $218,821,698 and $247,056,205, respectively.

The fair value of derivative instruments at June 30, 2016 and December 31, 2015, were as follows:

Period	Derivative Instruments	Asset Derivatives (i)	Liability Derivatives (ii)
June 30, 2016	Commodity Futures	$8,821,851	—

December 31, 2015	Commodity Futures	—	$8,705,967

(i)	Values are disclosed on the Consolidated Statements of Financial Condition under Net unrealized appreciation on futures contracts.
(ii)	Values are disclosed on the Consolidated Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the three months and six months ended June 30, 2016 and 2015:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Change in Unrealized Gain (Loss) on Derivative Instruments (ii)
Three months ended June 30, 2016	Commodity Futures	$16,757,478	$2,953,219

Three months ended June 30, 2015	Commodity Futures	(10,169,680)	21,430,066

Six months ended June 30, 2016	Commodity Futures	4,284,256	17,527,818

Six months ended June 30, 2015	Commodity Futures	(38,603,665)	31,977,744

(i)	Values are disclosed on the Consolidated Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Consolidated Statements of Income and Expenses under Net change in unrealized gain (loss) from futures contracts.

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

Market risk is the potential for changes in the value of the financial instruments traded by the Fund due to market changes, including fluctuations in commodity prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and the Managing Owner is unable to offset such positions, the Fund could experience substantial losses.

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

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than 12:00 p.m., New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption distribution, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the redemption order.

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

Delivery of Redemption Proceeds. The redemption proceeds due from the Fund are delivered to the Authorized Participant at 12:00 p.m., New York time, on the business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Distributor receives the fee applicable to the extension of the redemption distribution date which the Distributor may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 12:00 p.m., New York time, on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Distributor is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 12:00 p.m., New York time, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Distributor and the Managing Owner may from time-to-time agree upon.

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

(8) Operating Expenses

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the net asset value of the Master Fund. The management fee incurred for the three months ended June 30, 2016 and 2015 were $471,940 and $538,432 and for the six months ended June 30, 2016 and 2015 were $919,601 and $1,072,462, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Fund will pay to the Commodity Brokers all brokerage commissions, including applicable exchange fees, National Futures Association fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20.00 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The Fund will also reimburse the Managing Owner for any routine operational, administrative and other ordinary expenses of the Fund and the Master Fund paid by the Managing Owner (including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs), out of any remaining portion of the 0.20% of the Fund’s Net Asset Value accrued for the payment of brokerage commissions and fees.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three months ended June 30, 2016 and 2015 were $111,043 and $126,690 and for the six months ended June 30, 2016 and 2015 were $216,375 and $252,344, respectively.

(9) Termination

The term of the Fund is perpetual, unless terminated earlier in certain circumstances as defined in the Trust Agreement.

(10) Profit and Loss Allocations and Distributions

The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective capital balances of the Shareholders, but the Fund is under no obligation to make periodic distributions to Shareholders. The Fund made no distributions to its Shareholders during the six months ended June 30, 2016.

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of June 30, 2016, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2016 and 2015. The total return at Net Asset Value is based on the change in Net Asset Value of the Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Net Asset Value
Net asset value per Limited Share, beginning of period	$18.73	$21.20	$18.56	$22.81
Net realized and change in unrealized gain (loss)	1.73	0.94	1.94	(0.62)
Net investment loss(1)	(0.04)	(0.06)	(0.08)	(0.11)

Net increase (decrease) in net assets from operations	1.69	0.88	1.86	(0.73)

Net asset value per Limited Share, end of period	$20.42	$22.08	$20.42	$22.08

Ratio to average Net Assets(2)
Net investment loss	(0.84)%	(1.03)%	(0.86)%	(1.03)%

Total expenses	1.05%	1.05%	1.05%	1.05%

Total Return, at net asset value(3)	9.02%	4.15%	10.02%	(3.20)%

(1)	Based on average shares outstanding.
(2)	Annualized.
(3)	Total return calculated for a period of less than one year is not annualized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements included elsewhere in this Quarterly Report.

This Quarterly Report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Funds’ actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Funds’ future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Funds cannot assure investors that these projections included in these forward-looking statements will come to pass. The Funds’ actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

Overview/Introduction

The Fund seeks to track changes, whether positive or negative, in the level of the Thomson Reuters Continuous Commodity Index Total Return over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of U.S. Treasury Obligations and other high credit-quality short-term fixed income securities over the expenses of the Funds. The Shares are designed for investors who want a cost-effective and convenient way to invest in an equal-weight portfolio of commodity futures.

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

The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are in equal weight proportion to the Index Commodities or 1/17 weighting per index commodity rebalanced daily. The Master Fund’s Portfolio also includes U.S. Treasury Obligations and other high credit-quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker. The Commodity Broker currently applies part of the total value of the cash and/or U.S. Treasury Obligations on deposit towards satisfying any margin requirements related to the futures contracts in the Master Fund’s futures account. The Index Sponsor is Thomson Reuters. Thomson Reuters is not an affiliate of the Fund, the Master Fund or the Managing Owner.

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

The ticker symbol of the Fund is “GCC.”

Performance Summary

There is no performance history prior to the beginning of trading on January 24, 2008. For current five-year performance history subsequent to the beginning of trading, see the “Results of Operations” section below.

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

The Master Fund holds a significant portion of its assets in futures contracts and U.S. Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statements of income and expenses. The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Fund’s consolidated financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Interest income on U.S. Treasury Obligations is recognized on an accrual basis when earned. Discounts and premiums are amortized or accreted over the life of the U.S. Treasury Obligations.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statements of income and expenses in the period in which the contract is closed or the changes occur, respectively.

Asset Valuation

The Fund records its futures contracts and U.S. Treasury Obligations on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses.

In determining fair value of U.S. Treasury Obligations and commodity futures, the Fund uses unadjusted quoted market prices in active markets and a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4 to the financial statements for further information regarding this accounting policy.

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

The Master Fund will also hold significant cash balances representing the excess of invested funds above the margin requirements for its futures positions. To the extent practical, the Fund will hold this excess cash in short-term U.S. Treasury Obligations. Hence, management assigns no counterparty risk to such holdings.

Liquidity

The Funds do not anticipate making use of borrowings or other lines of credit to meet its obligations. The Master Fund meets liquidity needs in the normal course of business from cash, cash equivalents, and/or from the sale of U.S. Treasury Obligations it holds. The Funds’ liquidity needs include: redeeming Shares, providing margin deposits for existing futures contracts, the purchase of additional futures contracts and paying expenses.

The Funds generate cash primarily from (i) the sale of creation Baskets, (ii) the sale of futures contracts, and (iii) interest earned on cash, cash equivalents and investments in collateralizing U.S. Treasury Obligations. Substantially all of the net assets of the Master Fund are allocated to trading in futures contracts. Most of the assets of the Master Fund are held in U.S. Treasury Obligations, cash and/or cash equivalents that could or are used as margin or collateral for trading in futures contracts. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the futures contracts change. Interest earned on interest-bearing assets of the Master Fund is paid to the Master Fund.

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

Off-Balance Sheet Risk

In the normal course of business, the Funds are party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are standardized commodity futures traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities.” As of the balance sheet date, the Funds have no unrecorded liabilities relating to futures contracts. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

Results of Operations

FOR THE PERIOD FROM JUNE 30, 2011 TO JUNE 30, 2016

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
7/31/2011	$34.48	21,000,050	$724,116,753	2.65%	-5.12%	4.87%	14.93%
8/31/2011	$35.23	20,700,050	$729,239,416	2.18%	1.03%	7.15%	17.43%
9/30/2011	$30.46	20,600,050	$627,529,793	-13.54%	-9.32%	-7.36%	1.54%
10/31/2011	$32.21	19,200,050	$618,385,071	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,805,637	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,157,491	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,797,377	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,876,258	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,868,253	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,519,698	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,144,321	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,712,177	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$506,949,216	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,295,771	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,674,737	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,720,396	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,587,285	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,607,729	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,228,210	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,398,977	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,366,427	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,578,302	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,577,235	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,488,312	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,484,507	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,732,451	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,838,812	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,770,766	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,662,899	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,992,417	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,883,915	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,355,140	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,183,222	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,209,409	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,553,581	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$359,978,141	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,897,995	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,407	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%

Date	Net Asset Value	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return, or the “Index”, over time. For the six months ended June 30, 2016 and June 30, 2015, the Fund’s Net Asset Value underperformed the Index by 0.72% and 0.27%, respectively.

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

Item 4. Controls and Procedures.

Disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(f)) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Fund’s disclosure controls and procedures with respect to the Fund were effective as of the end of the period covered by this quarterly report.

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

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven Group LLC sold to WisdomTree Investments Inc., 100% of the issued and outstanding membership interest in the Managing Owner. In connection with such sale, the Managing Owner appointed State Street Bank and Trust as the Fund’s Administrator. The Administrator retains certain financial books and records on behalf of the Fund, including fund accounting records and ledgers with respect to assets, liabilities, capital, income and expenses. Also in connection with such sale, the Managing Owner appointed new executive officers, who participate in the management of the Fund. See the Fund’s Form 8-K filed January 4, 2016. Except as noted above, the Managing Owner does not believe that there have been any change in the Fund’s internal control over financial reporting during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three-months ended June 30, 2016, 450,000 Limited Units were redeemed for $9,119,602 and 200,000 Limited Units were created for $4,009,960. On June 30, 2016, 11,100,000 Limited Units of the Fund were outstanding for a market capitalization of $227,106,000, based on the June 30, 2016 closing price of $20.46 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended June 30, 2016:

Issuer Purchases of Equity Securities

Maximum Number (or Approximate Dollar Value) of Shares That
Total Number of
Shares Purchased as
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Redeemed	Paid per Share	Programs	Programs
April 1, 2016 to April 30, 2016	—	$—	N/A	N/A

May 1, 2016 to May 31, 2016	—	$—	N/A	N/A

June 1, 2016 to June 30, 2016	450,000	$20.27	N/A	N/A

Total	450,000	$20.27

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.4	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith.

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

Date: August 5, 2016

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2016

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2016

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: August 5, 2016