Form 10-Q
period 2016-09-30
WisdomTree Continuous Commodity Index Fund; WisdomTree Continuous Commodity Index Master Fund
filed 2016-11-08
CIK 1379606, 1379527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2016: 10,950,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

September 30, 2016 (unaudited) and December 31, 2015

	September 30, 2016 (unaudited)	December 31, 2015
Assets:
Cash	$11,278,849	$—
Cash held by broker for futures contracts (Note 3)	17,032,935	83,440,007
Short-term investments (cost $189,924,498 and $149,963,671 as of September 30, 2016 and December 31, 2015, respectively)	189,940,080	149,980,000

Total Assets	218,251,864	233,420,007

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	4,313,992	8,705,967
Management fee payable to related party	153,255	166,759
Accrued brokerage fees and expenses payable	110,801	28,756

Total Liabilities	4,578,048	8,901,482

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(524)	(572)

Total General Units	976	928

Limited Units:
Paid in capital - 10,950,000 and 12,100,000 redeemable shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	338,649,414	360,079,849
Accumulated deficit	(124,976,574)	(135,562,252)

Total Limited Units	213,672,840	224,517,597

Total shareholders’ equity	213,673,816	224,518,525

Total liabilities and shareholders’ equity	$218,251,864	$233,420,007

Net asset value per share
General Units	$19.51	$18.56

Limited Units	$19.51	$18.56

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

September 30, 2016

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.27%, 11/17/16*		28.07%	$59,988,120	$60,000,000
0.31%, 11/25/16*		28.07	59,987,100	60,000,000
0.17%, 12/22/16*(a)		32.75	69,964,860	70,000,000

Total U.S. Treasury Obligations ($189,924,498)		88.89%	$189,940,080	$190,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long
Cocoa
expiration date 12/14/16	152	(0.16)%	$(347,220)	$4,196,720
expiration date 3/16/17	152	(0.14)	(296,200)	4,155,680
expiration date 5/15/17	153	(0.13)	(284,760)	4,178,430
Coffee “C”
expiration date 12/19/16	73	0.10	210,638	4,148,681
expiration date 3/21/17	72	0.11	236,513	4,182,300
expiration date 5/18/17	72	0.11	234,525	4,230,900
Copper
expiration date 12/28/16	76	0.10	213,713	4,199,950
expiration date 3/29/17	75	0.04	77,113	4,162,500
expiration date 5/26/17	75	0.04	76,600	4,173,750
Corn
expiration date 12/14/16	243	(0.24)	(503,813)	4,091,513
expiration date 3/14/17	242	0.02	53,850	4,192,650
expiration date 5/12/17	242	0.03	55,500	4,277,350
Cotton No. 2
expiration date 12/7/16	123	0.14	307,435	4,186,920
expiration date 3/9/17	122	0.05	111,465	4,180,940
expiration date 5/8/17	122	(0.07)	(156,800)	4,207,780
Gold 100 Ounce
expiration date 12/28/16	32	0.06	127,520	4,214,720
expiration date 2/24/17	32	0.03	61,170	4,226,880
expiration date 4/26/17	31	(0.05)	(96,310)	4,105,020
Lean Hogs
expiration date 12/14/16	211	(0.55)	(1,170,360)	3,711,490
expiration date 2/14/17	211	(0.52)	(1,104,000)	4,127,160
expiration date 4/17/17	211	(0.32)	(692,780)	4,703,190
Live Cattle
expiration date 12/30/16	104	(0.26)	(546,270)	4,165,200
expiration date 2/28/17	104	(0.24)	(522,790)	4,184,960
expiration date 4/28/17	104	(0.23)	(486,070)	4,172,480
Natural Gas
expiration date 11/28/16	79	(0.02)	(34,010)	2,474,280
expiration date 12/28/16	79	(0.01)	(27,200)	2,581,720
expiration date 1/27/17	79	0.02	52,690	2,587,250
expiration date 2/24/17	79	0.02	48,530	2,551,700
expiration date 3/29/17	79	0.02	43,010	2,370,000

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

September 30, 2016 (continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
NY Harbor ULSD
expiration date 11/30/16	39	0.03%	$70,841	$2,536,115
expiration date 12/30/16	38	0.02	48,023	2,492,154
expiration date 1/31/17	38	0.09	185,283	2,508,274
expiration date 2/28/17	38	0.08	180,831	2,514,977
expiration date 3/31/17	38	0.09	190,672	2,510,668
Platinum
expiration date 1/27/17	121	(0.25)	(532,700)	6,258,725
expiration date 4/26/17	121	(0.24)	(517,815)	6,282,925
Silver
expiration date 12/28/16	44	0.12	254,390	4,227,080
expiration date 3/29/17	43	(0.08)	(164,725)	4,155,735
expiration date 5/26/17	43	(0.08)	(174,820)	4,171,645
Soybean
expiration date 1/13/17	87	(0.23)	(485,038)	4,172,738
expiration date 3/14/17	87	(0.02)	(42,138)	4,199,925
expiration date 5/12/17	86	(0.00)	(7,263)	4,178,525
Soybean Oil
expiration date 12/14/16	155	0.02	34,980	3,109,920
expiration date 1/13/17	155	0.03	59,484	3,131,310
expiration date 3/14/17	155	0.05	117,942	3,153,630
expiration date 5/12/17	155	0.06	120,372	3,168,510
Sugar No. 11
expiration date 2/28/17	248	0.38	821,352	6,388,480
expiration date 4/28/17	248	0.30	636,518	6,155,162
Wheat
expiration date 12/14/16	199	(0.34)	(734,150)	3,999,900
expiration date 3/14/17	199	(0.14)	(300,350)	4,226,263
expiration date 5/12/17	198	(0.14)	(294,850)	4,336,200
WTI Crude Oil
expiration date 11/21/16	51	0.02	45,020	2,489,820
expiration date 12/20/16	51	0.02	38,610	2,519,400
expiration date 1/20/17	50	0.08	165,040	2,496,500
expiration date 2/21/17	50	0.08	166,350	2,520,500
expiration date 3/21/17	50	0.08	162,460	2,540,500

Total		(2.02)%	$(4,313,992)	$213,387,695

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2015

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.17%, 1/28/16*		22.27%	$49,995,900	$50,000,000
0.14%, 2/11/16*		22.27	49,993,400	50,000,000
0.28%, 3/17/16*		22.26	49,990,700	50,000,000

Total U.S. Treasury Obligations ($149,963,671)		66.80%	$149,980,000	$150,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long
Cocoa
expiration date 3/15/16	137	0.05%	$119,700	$4,399,070
expiration date 5/13/16	137	0.05	113,380	4,393,590
expiration date 7/14/16	138	(0.05)	(119,940)	4,420,140
Coffee “C”
expiration date 3/18/16	91	(0.05)	(118,144)	4,323,638
expiration date 5/18/16	91	(0.04)	(96,862)	4,395,300
expiration date 7/19/16	91	0.12	267,150	4,461,844
Copper
expiration date 3/29/16	82	(0.14)	(309,850)	4,376,750
expiration date 5/26/16	82	(0.15)	(338,513)	4,390,075
expiration date 7/27/16	82	(0.04)	(81,925)	4,400,325
Corn
expiration date 3/14/16	242	(0.13)	(301,212)	4,340,875
expiration date 5/13/16	242	(0.14)	(315,375)	4,410,450
expiration date 7/14/16	241	(0.05)	(114,900)	4,464,525
Cotton No. 2
expiration date 3/8/16	138	(0.02)	(35,815)	4,366,320
expiration date 5/6/16	137	(0.01)	(12,455)	4,391,535
expiration date 7/7/16	137	0.04	97,490	4,438,115
Gold 100 Ounce
expiration date 2/25/16	42	(0.18)	(401,480)	4,452,840
expiration date 4/27/16	41	(0.09)	(211,170)	4,349,280
expiration date 6/28/16	41	(0.05)	(104,370)	4,352,150
Lean Hogs
expiration date 2/12/16	117	(0.11)	(239,750)	2,798,640
expiration date 4/14/16	117	(0.07)	(148,820)	3,086,460
expiration date 6/14/16	117	0.10	220,880	3,650,400
expiration date 7/15/16	117	0.08	185,740	3,643,380
Live Cattle
expiration date 2/29/16	82	(0.09)	(204,150)	4,487,040
expiration date 4/29/16	82	(0.04)	(86,140)	4,525,580
expiration date 6/30/16	82	0.06	132,670	4,191,840
Natural Gas
expiration date 1/27/16	111	(0.18)	(395,510)	2,594,070
expiration date 2/25/16	110	(0.14)	(318,070)	2,599,300
expiration date 3/29/16	110	(0.11)	(238,510)	2,625,700
expiration date 4/27/16	110	(0.02)	(39,980)	2,666,400
expiration date 5/26/16	110	(0.02)	(46,190)	2,714,800

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2015 (continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
NY Harbor ULSD
expiration date 1/29/16	54	(0.38)%	$(848,266)	$2,549,005
expiration date 2/29/16	54	(0.35)	(789,184)	2,605,705
expiration date 3/31/16	54	(0.32)	(719,783)	2,647,436
expiration date 4/29/16	53	(0.25)	(556,471)	2,649,163
expiration date 5/31/16	53	(0.24)	(551,179)	2,705,480
Platinum
expiration date 4/27/16	147	(0.11)	(254,960)	6,565,020
expiration date 7/27/16	148	0.06	126,785	6,615,600
Silver
expiration date 3/29/16	64	(0.18)	(414,395)	4,416,960
expiration date 5/26/16	64	(0.17)	(374,635)	4,426,880
expiration date 7/27/16	63	(0.07)	(151,495)	4,368,105
Soybean
expiration date 3/14/16	101	(0.10)	(231,875)	4,364,463
expiration date 5/13/16	101	(0.10)	(221,537)	4,390,975
expiration date 7/14/16	101	0.01	24,500	4,427,587
Soybean Oil
expiration date 3/14/16	237	0.12	277,464	4,372,650
expiration date 5/13/16	237	0.13	288,294	4,402,512
expiration date 7/14/16	237	0.18	391,830	4,433,796
Sugar No. 11
expiration date 2/29/16	263	0.27	600,074	4,489,094
expiration date 4/29/16	264	0.26	591,270	4,411,546
expiration date 6/30/16	264	0.06	126,717	4,328,755
Wheat
expiration date 3/14/16	185	(0.14)	(314,138)	4,347,500
expiration date 5/13/16	185	(0.13)	(298,525)	4,407,625
expiration date 7/14/16	184	(0.07)	(160,687)	4,445,900
WTI Crude Oil
expiration date 1/20/16	68	(0.22)	(502,660)	2,518,720
expiration date 2/22/16	68	(0.22)	(492,250)	2,595,560
expiration date 3/21/16	68	(0.20)	(445,480)	2,660,840
expiration date 4/20/16	67	(0.15)	(334,250)	2,678,660
expiration date 5/20/16	67	(0.15)	(329,010)	2,727,570

Total		(3.88)%	$(8,705,967)	$224,263,539

*	Interest rate shown reflects the discount rate at time of purchase.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income:
Interest income	$128,793	$4,883	$333,759	$24,627

Expenses:
Management fee to related party	478,945	536,536	1,398,546	1,608,998
Brokerage fees and expenses	112,692	126,244	329,067	378,588

Total expenses	591,637	662,780	1,727,613	1,987,586

Net investment loss	(462,844)	(657,897)	(1,393,854)	(1,962,959)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	—	1,500	—	3,500
Futures Contracts	3,304,096	(14,978,887)	7,588,352	(53,582,552)

Net Realized Gain (Loss)	3,304,096	(14,977,387)	7,588,352	(53,579,052)

Net Change in Unrealized Gain (Loss) from:
Investments	(7,802)	(296)	(747)	(1,181)
Futures Contracts	(13,135,843)	(16,622,665)	4,391,975	15,355,079

Net Change in Unrealized Gain (Loss)	(13,143,645)	(16,622,961)	4,391,228	15,353,898

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(9,839,549)	(31,600,348)	11,979,580	(38,225,154)

Net Gain (Loss)	$(10,302,393)	$(32,258,245)	$10,585,726	$(40,188,113)

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2016

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525
Creation of Units	—	—	—	—	550,000	11,023,767	—	11,023,767	11,023,767
Redemption of Units	—	—	—	—	(1,700,000)	(32,454,202)	—	(32,454,202)	(32,454,202)
Net Gain (Loss):
Net Investment Loss	—	—	(7)	(7)	—	—	(1,393,847)	(1,393,847)	(1,393,854)
Net Realized Gain (Loss) from Investments and Futures Contracts	—	—	34	34	—	—	7,588,318	7,588,318	7,588,352
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	21	21	—	—	4,391,207	4,391,207	4,391,228

Net Gain	—	—	48	48	—	—	10,585,678	10,585,678	10,585,726

Balance at September 30, 2016	50	$1,500	$(524)	$976	10,950,000	$338,649,414	$(124,976,574)	$213,672,840	$213,673,816

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net Gain (Loss)	$10,585,726	$(40,188,113)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(559,627,068)	(449,979,304)
Proceeds from sales of investment securities	520,000,000	600,001,500
Net accretion of discount	(333,759)	(24,627)
Net realized gain (loss) on investment securities	—	(3,500)
Net change in unrealized gain/loss from investments	747	1,181
Net change in unrealized gain/loss from futures contracts	(4,391,975)	(15,355,079)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Management fee payable to related party	(13,504)	(36,703)
Accrued brokerage fees and expenses payable	82,045	(4,904)

Net cash provided by (used for) operating activities	(33,697,788)	94,410,451

Cash flows from financing activities
Proceeds from creation of Limited Units	11,023,767	34,538,965
Redemption of Limited Units	(32,454,202)	(20,638,596)

Net cash provided by (used for) financing activities	(21,430,435)	13,900,369

Net increase (decrease) in cash	(55,128,223)	108,310,820
Cash* at beginning of period	83,440,007	94,433,074

Cash* at end of period	$28,311,784	$202,743,894

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Consolidated Statements of Financial Condition

September 30, 2016 (unaudited) and December 31, 2015

	September 30, 2016 (unaudited)	December 31, 2015
Assets:
Cash	$11,278,849	$—
Cash held by broker for futures contracts (Note 3)	17,032,935	83,440,007
Short-term investments (cost $189,924,498 and $149,963,671 as of September 30, 2016 and December 31, 2015, respectively)	189,940,080	149,980,000

Total Assets	218,251,864	233,420,007

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	4,313,992	8,705,967
Management fee payable to related party	153,255	166,759
Accrued brokerage fees and expenses payable	110,801	28,756

Total Liabilities	4,578,048	8,901,482

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(524)	(572)

Total General Units	976	928

Limited Units:
Paid in capital - 10,950,000 and 12,100,000 redeemable shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	338,649,414	360,079,849
Accumulated deficit	(124,976,574)	(135,562,252)

Total Limited Units	213,672,840	224,517,597

Total shareholders’ equity	213,673,816	224,518,525

Total liabilities and shareholders’ equity	$218,251,864	$233,420,007

Net asset value per share
General Units	$19.51	$18.56

Limited Units	$19.51	$18.56

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Schedule of Investments

September 30, 2016

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.27%, 11/17/16*		28.07%	$59,988,120	$60,000,000
0.31%, 11/25/16*		28.07	59,987,100	60,000,000
0.17%, 12/22/16*(a)		32.75	69,964,860	70,000,000

Total U.S. Treasury Obligations ($189,924,498)		88.89%	$189,940,080	$190,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long
Cocoa
expiration date 12/14/16	152	(0.16)%	$(347,220)	$4,196,720
expiration date 3/16/17	152	(0.14)	(296,200)	4,155,680
expiration date 5/15/17	153	(0.13)	(284,760)	4,178,430
Coffee “C”
expiration date 12/19/16	73	0.10	210,638	4,148,681
expiration date 3/21/17	72	0.11	236,513	4,182,300
expiration date 5/18/17	72	0.11	234,525	4,230,900
Copper
expiration date 12/28/16	76	0.10	213,713	4,199,950
expiration date 3/29/17	75	0.04	77,113	4,162,500
expiration date 5/26/17	75	0.04	76,600	4,173,750
Corn
expiration date 12/14/16	243	(0.24)	(503,813)	4,091,513
expiration date 3/14/17	242	0.02	53,850	4,192,650
expiration date 5/12/17	242	0.03	55,500	4,277,350
Cotton No. 2
expiration date 12/7/16	123	0.14	307,435	4,186,920
expiration date 3/9/17	122	0.05	111,465	4,180,940
expiration date 5/8/17	122	(0.07)	(156,800)	4,207,780
Gold 100 Ounce
expiration date 12/28/16	32	0.06	127,520	4,214,720
expiration date 2/24/17	32	0.03	61,170	4,226,880
expiration date 4/26/17	31	(0.05)	(96,310)	4,105,020
Lean Hogs
expiration date 12/14/16	211	(0.55)	(1,170,360)	3,711,490
expiration date 2/14/17	211	(0.52)	(1,104,000)	4,127,160
expiration date 4/17/17	211	(0.32)	(692,780)	4,703,190
Live Cattle
expiration date 12/30/16	104	(0.26)	(546,270)	4,165,200
expiration date 2/28/17	104	(0.24)	(522,790)	4,184,960
expiration date 4/28/17	104	(0.23)	(486,070)	4,172,480
Natural Gas
expiration date 11/28/16	79	(0.02)	(34,010)	2,474,280
expiration date 12/28/16	79	(0.01)	(27,200)	2,581,720
expiration date 1/27/17	79	0.02	52,690	2,587,250
expiration date 2/24/17	79	0.02	48,530	2,551,700
expiration date 3/29/17	79	0.02	43,010	2,370,000

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Schedule of Investments (continued)

September 30, 2016

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
NY Harbor ULSD
expiration date 11/30/16	39	0.03%	$70,841	$2,536,115
expiration date 12/30/16	38	0.02	48,023	2,492,154
expiration date 1/31/17	38	0.09	185,283	2,508,274
expiration date 2/28/17	38	0.08	180,831	2,514,977
expiration date 3/31/17	38	0.09	190,672	2,510,668
Platinum
expiration date 1/27/17	121	(0.25)	(532,700)	6,258,725
expiration date 4/26/17	121	(0.24)	(517,815)	6,282,925
Silver
expiration date 12/28/16	44	0.12	254,390	4,227,080
expiration date 3/29/17	43	(0.08)	(164,725)	4,155,735
expiration date 5/26/17	43	(0.08)	(174,820)	4,171,645
Soybean
expiration date 1/13/17	87	(0.23)	(485,038)	4,172,738
expiration date 3/14/17	87	(0.02)	(42,138)	4,199,925
expiration date 5/12/17	86	(0.00)	(7,263)	4,178,525
Soybean Oil
expiration date 12/14/16	155	0.02	34,980	3,109,920
expiration date 1/13/17	155	0.03	59,484	3,131,310
expiration date 3/14/17	155	0.05	117,942	3,153,630
expiration date 5/12/17	155	0.06	120,372	3,168,510
Sugar No. 11
expiration date 2/28/17	248	0.38	821,352	6,388,480
expiration date 4/28/17	248	0.30	636,518	6,155,162
Wheat
expiration date 12/14/16	199	(0.34)	(734,150)	3,999,900
expiration date 3/14/17	199	(0.14)	(300,350)	4,226,263
expiration date 5/12/17	198	(0.14)	(294,850)	4,336,200
WTI Crude Oil
expiration date 11/21/16	51	0.02	45,020	2,489,820
expiration date 12/20/16	51	0.02	38,610	2,519,400
expiration date 1/20/17	50	0.08	165,040	2,496,500
expiration date 2/21/17	50	0.08	166,350	2,520,500
expiration date 3/21/17	50	0.08	162,460	2,540,500

Total		(2.02)%	$(4,313,992)	$213,387,695

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Consolidated Schedule of Investments

December 31, 2015

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.17%, 1/28/16*		22.27%	$49,995,900	$50,000,000
0.14%, 2/11/16*		22.27	49,993,400	50,000,000
0.28%, 3/17/16*		22.26	49,990,700	50,000,000

Total U.S. Treasury Obligations ($149,963,671)		66.80%	$149,980,000	$150,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long
Cocoa
expiration date 3/15/16	137	0.05%	$119,700	$4,399,070
expiration date 5/13/16	137	0.05	113,380	4,393,590
expiration date 7/14/16	138	(0.05)	(119,940)	4,420,140
Coffee “C”
expiration date 3/18/16	91	(0.05)	(118,144)	4,323,638
expiration date 5/18/16	91	(0.04)	(96,862)	4,395,300
expiration date 7/19/16	91	0.12	267,150	4,461,844
Copper
expiration date 3/29/16	82	(0.14)	(309,850)	4,376,750
expiration date 5/26/16	82	(0.15)	(338,513)	4,390,075
expiration date 7/27/16	82	(0.04)	(81,925)	4,400,325
Corn
expiration date 3/14/16	242	(0.13)	(301,212)	4,340,875
expiration date 5/13/16	242	(0.14)	(315,375)	4,410,450
expiration date 7/14/16	241	(0.05)	(114,900)	4,464,525
Cotton No. 2
expiration date 3/8/16	138	(0.02)	(35,815)	4,366,320
expiration date 5/6/16	137	(0.01)	(12,455)	4,391,535
expiration date 7/7/16	137	0.04	97,490	4,438,115
Gold 100 Ounce
expiration date 2/25/16	42	(0.18)	(401,480)	4,452,840
expiration date 4/27/16	41	(0.09)	(211,170)	4,349,280
expiration date 6/28/16	41	(0.05)	(104,370)	4,352,150
Lean Hogs
expiration date 2/12/16	117	(0.11)	(239,750)	2,798,640
expiration date 4/14/16	117	(0.07)	(148,820)	3,086,460
expiration date 6/14/16	117	0.10	220,880	3,650,400
expiration date 7/15/16	117	0.08	185,740	3,643,380
Live Cattle
expiration date 2/29/16	82	(0.09)	(204,150)	4,487,040
expiration date 4/29/16	82	(0.04)	(86,140)	4,525,580
expiration date 6/30/16	82	0.06	132,670	4,191,840
Natural Gas
expiration date 1/27/16	111	(0.18)	(395,510)	2,594,070
expiration date 2/25/16	110	(0.14)	(318,070)	2,599,300
expiration date 3/29/16	110	(0.11)	(238,510)	2,625,700
expiration date 4/27/16	110	(0.02)	(39,980)	2,666,400
expiration date 5/26/16	110	(0.02)	(46,190)	2,714,800

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Consolidated Schedule of Investments (continued)

December 31, 2015

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
NY Harbor ULSD
expiration date 1/29/16	54	(0.38)%	$(848,266)	$2,549,005
expiration date 2/29/16	54	(0.35)	(789,184)	2,605,705
expiration date 3/31/16	54	(0.32)	(719,783)	2,647,436
expiration date 4/29/16	53	(0.25)	(556,471)	2,649,163
expiration date 5/31/16	53	(0.24)	(551,179)	2,705,480
Platinum
expiration date 4/27/16	147	(0.11)	(254,960)	6,565,020
expiration date 7/27/16	148	0.06	126,785	6,615,600
Silver
expiration date 3/29/16	64	(0.18)	(414,395)	4,416,960
expiration date 5/26/16	64	(0.17)	(374,635)	4,426,880
expiration date 7/27/16	63	(0.07)	(151,495)	4,368,105
Soybean
expiration date 3/14/16	101	(0.10)	(231,875)	4,364,463
expiration date 5/13/16	101	(0.10)	(221,537)	4,390,975
expiration date 7/14/16	101	0.01	24,500	4,427,587
Soybean Oil
expiration date 3/14/16	237	0.12	277,464	4,372,650
expiration date 5/13/16	237	0.13	288,294	4,402,512
expiration date 7/14/16	237	0.18	391,830	4,433,796
Sugar No. 11
expiration date 2/29/16	263	0.27	600,074	4,489,094
expiration date 4/29/16	264	0.26	591,270	4,411,546
expiration date 6/30/16	264	0.06	126,717	4,328,755
Wheat
expiration date 3/14/16	185	(0.14)	(314,138)	4,347,500
expiration date 5/13/16	185	(0.13)	(298,525)	4,407,625
expiration date 7/14/16	184	(0.07)	(160,687)	4,445,900
WTI Crude Oil
expiration date 1/20/16	68	(0.22)	(502,660)	2,518,720
expiration date 2/22/16	68	(0.22)	(492,250)	2,595,560
expiration date 3/21/16	68	(0.20)	(445,480)	2,660,840
expiration date 4/20/16	67	(0.15)	(334,250)	2,678,660
expiration date 5/20/16	67	(0.15)	(329,010)	2,727,570

Total		(3.88)%	$(8,705,967)	$224,263,539

*	Interest rate shown reflects the discount rate at time of purchase.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income:
Interest income	$128,793	$4,883	$333,759	$24,627

Expenses:
Management fee to related party	478,945	536,536	1,398,546	1,608,998
Brokerage fees and expenses	112,692	126,244	329,067	378,588

Total expenses	591,637	662,780	1,727,613	1,987,586

Net investment loss	(462,844)	(657,897)	(1,393,854)	(1,962,959)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	—	1,500	—	3,500
Futures Contracts	3,304,096	(14,978,887)	7,588,352	(53,582,552)

Net Realized Gain (Loss)	3,304,096	(14,977,387)	7,588,352	(53,579,052)

Net Change in Unrealized Gain (Loss) from:
Investments	(7,802)	(296)	(747)	(1,181)
Futures Contracts	(13,135,843)	(16,622,665)	4,391,975	15,355,079

Net Change in Unrealized Gain (Loss)	(13,143,645)	(16,622,961)	4,391,228	15,353,898

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(9,839,549)	(31,600,348)	11,979,580	(38,225,154)

Net Gain (Loss)	$(10,302,393)	$(32,258,245)	$10,585,726	$(40,188,113)

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2016

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525
Creation of Units	—	—	—	—	550,000	11,023,767	—	11,023,767	11,023,767
Redemption of Units	—	—	—	—	(1,700,000)	(32,454,202)	—	(32,454,202)	(32,454,202)
Net Gain (Loss):
Net Investment Loss	—	—	(7)	(7)	—	—	(1,393,847)	(1,393,847)	(1,393,854)
Net Realized Gain (Loss) from Investments and Futures Contracts	—	—	34	34	—	—	7,588,318	7,588,318	7,588,352
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	21	21	—	—	4,391,207	4,391,207	4,391,228

Net Gain	—	—	48	48	—	—	10,585,678	10,585,678	10,585,726

Balance at September 30, 2016	50	$1,500	$(524)	$976	10,950,000	$338,649,414	$(124,976,574)	$213,672,840	$213,673,816

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net Gain (Loss)	$10,585,726	$(40,188,113)
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(559,627,068)	(449,979,304)
Proceeds from sales of investment securities	520,000,000	600,001,500
Net accretion of discount	(333,759)	(24,627)
Net realized gain (loss) on investment securities	—	(3,500)
Net change in unrealized gain/loss from investments	747	1,181
Net change in unrealized gain/loss from futures contracts	(4,391,975)	(15,355,079)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Management fee payable to related party	(13,504)	(36,703)
Accrued brokerage fees and expenses payable	82,045	(4,904)

Net cash provided by (used for) operating activities	(33,697,788)	94,410,451

Cash flows from financing activities
Proceeds from creation of Limited Units	11,023,767	34,538,965
Redemption of Limited Units	(32,454,202)	(20,638,596)

Net cash provided by (used for) financing activities	(21,430,435)	13,900,369

Net increase (decrease) in cash	(55,128,223)	108,310,820
Cash* at beginning of period	83,440,007	94,433,074

Cash* at end of period	$28,311,784	$202,743,894

*	Includes cash held by the broker for futures contracts.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Consolidated Financial Statements

September 30, 2016

(1) Organization

The WisdomTree Continuous Commodity Index Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund (as defined below) collectively as the context requires) was formed as a Delaware statutory trust on October 27, 2006, and WisdomTree Continuous Commodity Index Master Fund (the “Master Fund”) was formed as a Delaware statutory trust on October 27, 2006. WisdomTree Commodity Services, LLC (the “Managing Owner”) serves the Fund as commodity pool operator and managing owner.

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

The proceeds from the offering of Shares are invested in the Master Fund (See Note 7 for details of the procedures for creation and redemption of Shares in the Fund). The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s Portfolio also includes U. S. Treasury obligations and other high credit-quality, short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 and, as of November 25, 2008, was listed on the NYSE Arca.

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

Unaudited Interim Financial Information

The financial statements as of September 30, 2016 and for the three-months and nine-months ended September 30, 2016 and 2015 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

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

(c) “The Administrator” — State Street Bank and Trust Company is the Fund’s Administrator. The Administrator performs or supervises the services necessary for the operation and administration of the Fund (other than making investment decisions) in accordance with various services agreements entered into with the Fund. These services include calculating the daily Net Asset Value of the Fund (the “Net Asset Value”), accounting and other Fund administrative services. As the Fund’s transfer agent, the Administrator processes creations and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. State Street Bank and Trust Company has an office in Boston, Massachusetts.

(d) “Commodity Broker” — Morgan Stanley & Co. LLC (“MS&Co.”) is the Master Fund’s Commodity Broker. In its capacity as the Commodity Broker, it executes and clears each of the Master Fund’s futures transactions. MS&Co. is based in New York, New York.

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

(f) “Authorized Participant” — Authorized Participants may create or redeem shares of the Fund. Each Authorized Participant must (1) be a registered broker-dealer or other securities market participant such as a bank or other financial institution which is not required to register as a broker-dealer to engage in securities transactions, (2) be a participant in the DTC, and (3) have entered into a Participant Agreement with the Fund and the Managing Owner. The Participant Agreement sets forth the procedures for the creation and redemption of Baskets of shares and for the delivery of cash required for such creations or redemptions. The current Authorized Participants are J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corporation, and Morgan Stanley & Co. Incorporated. A similar agreement between the Fund and Master Fund sets forth the procedures for the creation and redemption of Baskets of Master Units.

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

(c) Cash Held by Broker

A portion of the Master Fund’s cash is held by MS&Co. and is applied towards the daily variation margin movements on the Master Fund’s open futures contracts. MS&Co. allows the Master Fund to apply its U.S. Treasury Bill portfolio positions towards its initial margin requirement for the Master Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and U.S. Treasury Bill positions are held in segregated accounts at MS&Co. and are not insured by the Federal Deposit Insurance Corporation.

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

(f) Futures Contracts

The Master Fund purchases and holds commodity futures for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the Consolidated Statement of Financial Condition, commodity futures are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. (See Note 4 — Fair Value Measurements). However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable provided such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Consolidated Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

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

(h) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Fund has evaluated events occurring between the period ended September 30, 2016 and when the financial statements were issued.

During that period, 50,000 Limited Shares were created on November 2, 2016 and 0 Limited Shares were redeemed resulting in 11,000,000 Limited Shares outstanding.

On October 4, 2016, the Managing Owner issued a press release announcing that the Fund had temporarily suspended the ability of Authorized Participants to purchase new Baskets of Shares. The Fund filed the press release with the Securities and Exchange Commission as Exhibit 99.1 to a Current Report on Form 8-K on October 4, 2016.

On October 31, 2016, the Managing Owner announced that the Fund lifted its temporary suspension of the ability of Authorized Participants to purchase new Baskets of Shares, and resumed the creation of new Baskets of Shares. The Fund filed the press release with the Securities and Exchange Commission as Exhibit 99.1 to a Current Report on Form 8-K on October 31, 2016.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of September 30, 2016, classified according to the levels used to value them, is as follows:

	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
U.S. Treasury Obligations	$—	$189,940,080	$—	$189,940,080
Liabilities
Unrealized depreciation on futures contracts	(4,313,992)	—	—	(4,313,992)

Total	$(4,313,992)	$189,940,080	$—	$185,626,088

There were no transfers between Level 1 and Level 2 for the Fund during the nine months ended September 30, 2016. The Fund did not hold any Level 3 securities during the nine months ended September 30, 2016.

A summary of the Fund’s assets and liabilities at fair value as of December 31, 2015, classified according to the levels used to value them, is as follows:

	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of September 30, 2016, the Fund was invested in commodity futures. For the nine months ended September 30, 2016 and year ended December 31, 2015, the volumes of derivative activity (based on average month-end notional amounts) were $219,094,034 and $247,056,205, respectively.

The fair value of derivative instruments at September 30, 2016 and December 31, 2015, were as follows:

Period	Derivative Instruments	Asset Derivatives	Liability Derivatives (i)
September 30, 2016	Commodity Futures	$—	$4,313,992
December 31, 2015	Commodity Futures	$—	$8,705,967

(i)	Values are disclosed on the Consolidated Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the three months and nine months ended September 30, 2016 and 2015:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Change in Unrealized Gain (Loss) on Derivative Instruments (ii)
Three months ended September 30, 2016	Commodity Futures	$3,304,096	$(13,135,843)
Three months ended September 30, 2015	Commodity Futures	(14,978,887)	(16,622,665)
Nine months ended September 30, 2016	Commodity Futures	7,588,352	4,391,975
Nine months ended September 30, 2015	Commodity Futures	(53,582,552)	15,355,079

(i)	Values are disclosed on the Consolidated Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Consolidated Statements of Income and Expenses under Net change in unrealized gain (loss) from futures contracts.

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

Determination of Required Payment. The total payment required to create each Basket is the Net Asset Value of 50,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00 p.m., New York time, on the business day immediately following the purchase order date at Net Asset Value per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

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

Determination of Required Payment. The redemption proceeds from the Fund consists of the cash redemption amount equal to the Net Asset Value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at 12:00 p.m., New York time, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.

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

(8) Operating Expenses

(a) Management Fee

The Fund pays the Managing Owner a management fee (the “Management Fee”) monthly in arrears, in an amount equal to 0.85% per annum of the average daily net asset value of the Master Fund. The management fee incurred for the three months ended September 30, 2016 and 2015 were $478,945 and $536,536 and for the nine months ended September 30, 2016 and 2015 were $1,398,546 and $1,608,998, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

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

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Fund will pay to the Commodity Brokers all brokerage commissions, including applicable exchange fees. National Futures Association fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20.00 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The Fund will also reimburse the Managing Owner for any routine operational, administrative and other ordinary expenses of the Fund and the Master Fund paid by the Managing Owner (including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs), out of any remaining portion of the 0.20% of the Fund’s Net Asset Value accrued for the payment of brokerage commissions and fees.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three months ended September 30, 2016 and 2015 were $112,692 and $126,244 and for the nine months ended September 30, 2016 and 2015 were $329,067 and $378,588, respectively.

(9) Termination

The term of the Fund is perpetual, unless terminated earlier in certain circumstances as defined in the Trust Agreement.

(10) Profit and Loss Allocations and Distributions

The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective capital balances of the Shareholders, but the Fund is under no obligation to make periodic distributions to Shareholders. The Fund made no distributions to its Shareholders during the nine months ended September 30, 2016.

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of September 30, 2016, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Limited Share outstanding for the three months and nine months ended September 30, 2016 and 2015. The total return at Net Asset Value is based on the change in Net Asset Value of the Shares during the period and the total return at market value is based on the change in market value of the Shares on the NYSE Arca during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net Asset Value
Net asset value per Limited Share, beginning of period	$20.42	$22.08	$18.56	$22.81
Net realized and change in unrealized gain (loss)	(0.87)	(2.55)	1.07	(3.16)
Net investment loss(1)	(0.04)	(0.05)	(0.12)	(0.17)

Net increase (decrease) in net assets from operations	(0.91)	(2.60)	0.95	(3.33)

Net asset value per Limited Share, end of period	$19.51	$19.48	$19.51	$19.48

Ratio to average Net Assets(2)
Net investment loss	(0.82)%	(1.05)%	(0.85)%	(1.04)%

Total expenses	1.05%	1.05%	1.05%	1.05%

Total Return, at net asset value(3)	(4.46)%	(11.78)%	5.12%	(14.59)%

(1)	Based on average shares outstanding.
(2)	Annualized.
(3)	Total return calculated for a period of less than one year is not annualized.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Fund, the Master Fund or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index

The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Master Fund’s Portfolio. The market price of the Shares may not be identical to the Net Asset Value per Share, but these two valuations are expected to be very close.

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

Results of Operations

FOR THE PERIOD FROM SEPTEMBER 30, 2011 TO SEPTEMBER 30, 2016

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

							Cumulative Return Since Inception
Date	Net Asset Value	Total Shares	Net Assets	1 Month	3 Months	Year to Date
10/31/2011	$32.21	19,200,050	$618,385,071	5.74%	-6.58%	-2.04%	7.37%
11/30/2011	$31.12	20,300,050	$631,805,637	-3.38%	-11.67%	-5.35%	3.73%
12/31/2011	$29.96	19,400,050	$581,157,491	-3.73%	-1.64%	-8.88%	-0.13%
1/31/2012	$31.29	19,550,050	$611,797,377	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,876,258	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,868,253	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,519,698	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,144,321	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,712,177	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$506,949,216	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,295,771	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,674,737	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,720,396	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,587,285	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,607,729	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,228,210	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,398,977	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,366,427	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,578,302	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,577,235	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,488,312	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,484,507	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,732,451	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,838,812	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,770,766	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,662,899	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,992,417	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,883,915	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,355,140	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,183,222	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,209,409	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,553,581	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$359,978,141	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,897,995	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

							Cumulative Return Since Inception
Date	Net Asset Value	Total Shares	Net Assets	1 Month	3 Months	Year to Date
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return, or the “Index”, over time. For the nine months ended September 30, 2016 and September 30, 2015, the Fund’s Net Asset Value underperformed the Index by 1.03% and 0.70%, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The Managing Owner does not believe that there have been any change in the Fund’s internal control over financial reporting during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 1A.	Risk Factors

We filed our Annual Report on Form 10-K for the year ended December 31, 2015, with the Securities and Exchange Commission on March 15, 2016, which sets forth certain risk factors in Part I, Item 1A therein. We have not experienced any material changes from the risk factors previously described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) For the three-months ended September 30, 2016, 500,000 Limited Shares were redeemed for $9,719,493 and 350,000 Limited Shares were created for $7,013,807. The last share creation during the period occurred on August 5, 2016. On September 30, 2016, 10,950,000 Limited Shares of the Fund were outstanding for a market capitalization of $213,196,500, based on the September 30, 2016 closing price of $19.47 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended September 30, 2016:

Issuer Purchases of Equity Securities

			Total Number of Shares Purchased as Part of Publicly	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased
	Total Number of	Average Price	Announced Plans or	Under the Plans or
Period	Shares Redeemed	Paid per Share	Programs	Programs
July 1, 2016 to July 31, 2016	—	$—	N/A	N/A
August 1, 2016 to August 31, 2016	—	$—	N/A	N/A
September 1, 2016 to September 31, 2016	500,000	$19.44	N/A	N/A

Total	500,000	$19.44	—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description of Document
31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended(1)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

32.4	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant and co-registrant have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Fund (registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2016

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2016

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2016

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2016