Form 10-K
period 2016-12-31
WisdomTree Continuous Commodity Index Fund; WisdomTree Continuous Commodity Index Master Fund
filed 2017-02-27
CIK 1379606, 1379527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the shares held by non-affiliates was approximately $227,106,000.

As of February 27, 2017, there were 10,750,000 limited units and 50 general units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

THE FINANCIAL STATEMENT SCHEDULES CONTAINED IN PART IV OF THIS FORM 10-K CONSTITUTE THE ANNUAL REPORT WITH RESPECT TO THE REGISTRANT AND CO-REGISTRANT FOR PURPOSES OF THE U.S. COMMODITY FUTURES TRADING COMMISSION RULE 4.22(C) OF THE COMMODITY EXCHANGE ACT (THE “ANNUAL REPORT”).

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

PART I

Item 1. Business.

WisdomTree Continuous Commodity Index Fund (the “Fund”) and WisdomTree Continuous Commodity Index Master Fund (the “Master Fund” and together with the Fund, the “Funds”) are commodity pools that were organized as Delaware statutory trusts on October 27, 2006. For each of the Funds, WisdomTree Commodity Services, LLC serves as the commodity pool operator and managing owner (the “Managing Owner”), and GreenHaven Advisors LLC serves as the commodity trading advisor (the “Sub-Adviser”).

The Fund’s common units of beneficial interest, which represent units of fractional undivided beneficial interest in and ownership of the Fund, are listed on the NYSE Arca under the symbol “GCC.” Upon inception of the Fund, 50 General Units of the Fund (“General Shares”) were issued to the Managing Owner in exchange for a capital contribution of $1,500. The term “Shares” as used herein, means Limited Units of the Fund. The term “Total Shares” as used herein, means General Shares and Shares, collectively.

The Funds’ investment strategy is to provide investors with a cost-effective and convenient way to invest in an equal-weight portfolio of commodity futures by tracking the performance of the Thomson Reuters Continuous Commodity Index over time, less the Funds’ expenses.

The Fund invests substantially all of its assets in the Master Fund in a master-feeder structure. The Master Fund is wholly-owned by the Fund and the Managing Owner. The Master Fund and the Fund each follow the same investment objective. The Fund holds no investment assets other than the Master Fund’s common units of beneficial interest (“Master Fund Units”). Upon inception of the Master Fund, 50 General Units of the Master Fund were issued to the Managing Owner in exchange for a capital contribution of $1,500. Each Share issued by the Fund correlates to a Master Fund Unit held by the Fund.

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven LLC sold 100% of the issued and outstanding membership interest in the Managing Owner to WisdomTree Investments Inc. Following the sale, the name of the Fund was changed from “GreenHaven Continuous Commodity Index Fund” to “WisdomTree Continuous Commodity Index Fund,” the name of the Master Fund was changed from “GreenHaven Continuous Commodity Index Master Fund” to “WisdomTree Continuous Commodity Index Master Fund,” and the name of the Managing Owner was changed from “GreenHaven Commodity Services LLC” to “WisdomTree Commodity Services, LLC.”

The current principal offices of the Funds and the Managing Owner are located at 245 Park Avenue, 35th Floor, New York, New York 10167, telephone (866) 909-9473. The Managing Owner currently maintains an Internet website at www.wisdomtree.com, through which the Funds’ annual, quarterly and periodic reports filed with or furnished to the Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are made available free of charge. Additional information regarding the Funds may also be found on the SEC’s EDGAR database at www.sec.gov.

Investment Objective

The Funds’ investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index, sometimes referred to as the Continuous Commodity Total Return Index or Equal Weight Continuous Commodity Total Return Index (the “Index”), before Fund liabilities and expenses. The Index Commodities consist of corn, soybeans, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, NY Harbor ULSD (formerly known as heating oil), and natural gas.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by actively trading exchange traded futures (“Commodity Futures”) on the Index Commodities, with a view to tracking the performance of the Index over time, regardless of whether the Index is rising, falling or flat over any particular period. The Master Fund’s non-discretionary investment strategy is designed to provide investors with a cost-effective and convenient way to invest in an equal-weight portfolio of commodity futures.

The Master Fund’s portfolio (its “Portfolio”) also includes cash, U.S. Treasury obligations and other high credit-quality, short-term fixed income securities (collectively, “U.S. Treasuries”) for deposit with the Commodity Broker (as defined below) as margin or otherwise held to cover the Master Fund’s notional exposure to Commodity Futures.

An investment in the Shares is:

•	Easily Accessible and Relatively Cost Efficient. As the Shares are listed on the NYSE Arca, investors can indirectly invest in a portfolio comprised of the Index Commodities through a traditional brokerage account. Investors are able to more effectively implement strategic and tactical asset allocation strategies that are affected by changes in the performance of the Index by investing in the Shares as compared to other means of investing in the underlying Index Commodities.

•	Exchange-traded and Transparent. The Shares trade on the NYSE Arca, providing investors with an efficient means to implement various investment strategies. Furthermore, the Managing Owner will attempt to cause the composition of the Portfolio to be posted at www.wisdomtree.com daily, providing investors with a clear and timely picture of the Funds’ holdings.

•	Competitively Priced. The Managing Owner’s fee and certain other expenses paid by the Funds represent costs to an investor in the Shares. An investor’s decision to purchase Shares may be influenced by such fees and expenses relative to the costs associated with investing in the Index Commodities by other means.

There can be no assurance that the Funds will achieve their investment objective or avoid substantial losses. The value of the Shares is expected to fluctuate generally in relation to changes in the value of the Master Fund Units.

The Index

Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC, is the owner, publisher and custodian of the Thomson Reuters Continuous Commodity Index, sometimes referred to as the Continuous Commodity Total Return Index or Equal Weight Continuous Commodity Total Return Index (for purposes of this section, also referred to as the “CCI-TR”).

The CCI-TR is an equal weighted index of 17 commodities. It is a “total return” version of the Thomson Reuters Continuous Commodity Index (the “CCI”) because it includes a “roll yield” and adds the yield of 3 month U.S. Treasury bills to the return. Due to its equal weighting, the CCI-TR offers significant exposure to grains, livestock and soft commodities, and a lower energy weighting than many of its peers.

The CCI is an iteration of the original Commodity Research Bureau Index, which is currently known as the Thomson Reuters/CoreCommodity CRB Index (the “CRB Index”). The original CRB Index was widely viewed as a broad measure of overall commodity price trends because of the diverse nature of its constituent commodities. In 2005, the CRB Index was revised for a ninth time, and that ninth version was named the Continuous Commodity Index. On January 7, 2013, the CCI was revised to include CME Soybean oil and remove ICE Frozen Concentrated Orange Juice at an equivalent allocation.

The base year for the CCI-TR is 1982, with a starting value of 100. The base year of the CCI is 1967 with a starting value of 100. The CCI and CCI-TR are materially different from the CRB Index.

Each of the CCI and the CCI-TR reflects the price movement of 17 exchange-traded Commodity Futures: corn, soybeans, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, NY Harbor ULSD (formerly known as heating oil) and natural gas.

The CCI-TR aims to represent the return that an investor should expect to receive if such investor were to attempt to replicate the CCI (by buying the applicable Commodity Futures and collateralizing the investment with U.S. Treasuries). The CCI-TR takes into account the economics of rolling listed commodity futures forward to avoid delivery and maintain exposure in liquid contracts. The CCI-TR is notionally composed of Commodity Futures on the physical Index Commodities. Unlike equities, which typically entitle the holder to a continuing stake in a corporation, commodity futures contracts normally specify a certain date for the delivery of the underlying physical commodity. In order to avoid the delivery process and maintain a long futures position, contracts nearing a delivery date must be sold and contracts that have not yet reached delivery must be purchased. This process is known as “rolling” a futures position. An index, such as the CCI-TR, is commonly known as a “rolling index” because it replaces futures contracts as they approach maturity by notionally selling and purchasing offsetting contracts to avoid delivery and maintain exposure in liquid contracts.

Index Methodology

The individual commodity contributions are calculated as follows:

1.	Arithmetic averages for each commodity on the relevant business day are calculated.

where,

stands for the sum across the included contracts for each of the 17 commodities, so where “s” stands for the price of a given contract month.

For example:

Corn sum (as of Jan 7, 2013) =	(Mar ‘13 Corn price + May ‘13 Corn price + Jul ‘13 Corn price)
3

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

Real-Time Pricing Considerations

The Index is calculated: 5:00 a.m. – 6:00 p.m. ET (internal), 8:00 a.m. – 8:22 p.m. ET (NYSE Arca).

The Index settles on a final value at around 3:15 p.m. ET. Index outputs start at 5 a.m. ET carrying the previous day close and then the Index will start fluctuating at 8:00 a.m. ET when the underlying contracts begin trading.

Constituent Contracts

Contract	Name	Exchange	Included contract months
CL	Crude Oil	NYMEX	All 12 calendar months
HO	Heating Oil	NYMEX	All 12 calendar months
NG	Natural Gas	NYMEX	All 12 calendar months
C	Corn	CBOT	Mar, May, Jul, Sep, Dec
S	Soybeans	CBOT	Jan, Mar, May, Jul, Aug, Nov
LC	Live Cattle	CME	Feb, Apr, Jun, Aug, Oct, Dec
GC	Gold	COMEX	Feb, Apr, Jun, Aug, Dec
HG	Copper	COMEX	Mar, May, Jul, Sep, Dec
SB	Sugar	ICE US	Mar, May, July, Oct
CT	Cotton	ICE US	Mar, May, July, Dec
CC	Cocoa	ICE US	Mar, May, July, Sep, Dec
KC	Coffee	ICE US	Mar, May, July, Sep, Dec
W	Wheat	CBOT	Mar, May, Jul, Sep, Dec
LH	Lean Hogs	CME	Feb, Apr, Jun, Jul, Aug, Oct, Dec
SI	Silver	COMEX	Mar, May, Jul, Sep, Dec
BO	Soy Oil	CBOT	Jan, Mar, May, Jul, Aug, Sep, Oct, Dec
PL	Platinum	COMEX	Jan, Apr, Jul, Oct

CCI Total Return Historical Prices (Monthly)

Tabular Performance

	1982	1983	1984	1985	1986	1987	1988	1989	1990	1991
January	101.34	103.24	110.00	103.27	102.07	107.23	124.46	141.62	155.48	151.18
February	97.88	98.56	111.46	99.17	98.26	106.00	121.18	144.01	158.05	153.90
March	95.25	102.16	116.15	103.90	97.97	107.87	127.08	145.51	159.10	154.35
April	96.80	104.58	114.17	101.06	100.60	115.54	128.08	146.19	162.61	153.43
May	93.93	108.48	116.20	98.95	97.33	116.74	134.02	142.61	162.60	152.96
June	92.81	107.15	112.18	96.93	96.02	116.95	138.37	146.79	158.82	149.72
July	93.17	111.80	103.00	97.80	96.09	119.23	132.59	142.60	160.55	154.80
August	95.18	113.31	107.59	98.97	102.70	117.97	132.63	144.06	163.58	152.99
September	93.88	110.20	105.27	100.66	103.82	118.36	128.43	144.97	168.59	156.77
October	96.53	106.39	106.20	103.64	104.31	119.00	134.88	144.75	161.51	160.40
November	98.58	109.27	104.62	104.85	103.81	124.75	139.34	147.55	159.48	158.33
December	98.44	111.16	101.03	106.03	104.80	124.41	144.35	150.98	158.64	152.25

	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001
January	152.62	144.22	159.78	167.63	193.04	212.80	224.10	171.56	182.49	200.87
February	150.99	145.81	160.80	170.77	196.45	217.12	217.32	163.26	181.60	199.37
March	151.55	151.90	162.09	173.78	201.72	221.21	218.08	170.85	186.68	189.30
April	149.17	153.95	161.89	176.61	209.92	224.26	215.22	169.20	184.96	192.80
May	152.77	153.73	170.00	176.38	210.32	227.67	207.33	165.19	195.03	188.39
June	153.52	152.79	169.55	174.40	208.80	220.61	203.41	167.21	195.06	183.78
July	151.05	158.83	172.93	176.39	205.26	224.71	195.17	165.29	192.53	182.33
August	147.35	156.42	169.51	180.43	212.64	226.65	183.20	171.44	198.89	178.58
September	147.89	154.52	169.57	181.67	209.55	227.92	188.69	177.22	200.19	170.11
October	145.91	153.92	170.16	183.18	204.28	227.01	188.01	175.05	196.31	165.99
November	148.41	152.67	166.41	184.92	211.48	224.59	180.37	176.49	203.55	170.96
December	147.44	156.48	172.50	187.77	210.35	219.56	174.47	178.07	203.47	168.51

	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
January	164.83	212.14	229.67	250.91	317.12	330.62	411.13	275.21	309.71	413.98
February	167.85	210.43	241.16	269.04	307.28	342.83	459.94	262.70	316.72	427.41
March	178.98	200.92	249.10	276.15	314.70	341.39	419.58	272.62	309.01	427.31
April	174.76	201.16	239.12	267.03	328.57	335.77	432.82	271.52	317.08	440.35
May	177.87	204.61	243.59	264.15	328.29	339.71	436.36	302.54	301.20	421.70
June	179.55	202.54	234.32	268.09	329.35	339.29	475.72	284.18	305.96	405.75
July	182.26	203.40	235.75	270.29	333.17	349.84	434.38	291.59	323.85	416.20
August	188.45	210.55	243.06	276.76	330.54	339.34	407.25	288.18	321.16	424.72
September	192.98	210.87	249.04	289.08	313.12	367.75	355.30	296.28	344.96	366.31
October	194.72	214.61	248.86	285.12	323.59	373.06	288.96	308.74	363.59	386.60
November	195.84	215.63	253.96	289.17	342.87	369.02	279.58	322.67	361.99	372.96
December	199.55	222.14	249.80	303.40	331.29	388.41	277.32	323.90	400.73	358.71

	2012	2013	2014	2015	2016
January	373.80	348.30	308.61	263.18	220.32
February	378.37	333.29	331.93	267.87	219.04
March	361.80	327.20	336.91	255.94	228.74
April	351.72	334.18	346.35	264.60	242.44
May	320.53	318.42	332.52	260.10	240.03
June	337.51	305.34	334.31	267.26	250.19
July	351.10	308.50	319.18	244.07	243.22
August	359.43	318.70	315.06	241.28	237.34
September	361.61	314.69	297.74	236.52	239.80
October	349.29	311.05	298.08	240.56	241.42
November	352.37	307.63	288.44	226.78	238.81
December	340.74	306.28	274.71	225.92	238.59

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

Interruption of Index Calculation

Calculation of the CCI-TR may not be possible or feasible under certain events or circumstances, including, without limitation, a systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance, that is beyond the reasonable control of Thomson Reuters, the Managing Owner or the Sub-Adviser. Additionally, calculation of the CCI-TR may also be disrupted by an event that would require Thomson Reuters to calculate the closing price in respect of the relevant commodity on an alternative basis.

Investments; Margin

The Master Fund uses proceeds from the offering of Shares to engage in the trading of Commodity Futures on the Index Commodities with a view to tracking the performance of the Index over time, less the Funds’ expenses. The Master Fund’s Portfolio also includes cash and U.S. Treasuries for deposit with the Commodity Broker as margin or otherwise held to cover the Master Fund’s notional exposure to Commodity Futures.

When the Master Fund trades in Commodity Futures on United States exchanges, it is required to deposit a portion of the value of the contract or other interest as security to ensure payment for the underlying obligation. This deposit is known as initial margin. The assets deposited by the Master Fund with its Commodity Broker as margin must be segregated pursuant to the regulations of the U.S. Commodity Futures Trading Commission (the “CFTC”). Such segregated funds may be invested only in a limited range of instruments.

Although the percentages set forth below may vary substantially over time, as of the date of this Annual Report, the Master Fund estimates:

(i)	approximately 15% of the Net Asset Value (as defined below) of the Master Fund will be held as margin in the form of U.S. Treasuries in segregated accounts with the Commodity Broker (or another eligible financial institution, as applicable); and

(ii)	approximately 85% of the Net Asset Value will be maintained in segregated accounts in the name of the Master Fund in bank deposits or United States Treasury and United States government agencies issues.

The Managing Owner is responsible for the cash management activities of the Master Fund, including investing in United States Treasury and United States government agencies issues.

The Master Fund receives 100% of the interest income earned on its interest income assets.

Net Asset Value; Indicative Fund Value

“Net Asset Value” means the total assets of the Master Fund including, but not limited to, all cash and cash equivalents or other debt securities, less total liabilities of the Master Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. In particular, Net Asset Value includes any unrealized profit or loss on open Commodity Futures, and any other credit or debit accruing to the Master Fund but unpaid or not received by the Master Fund. All open Commodity Futures traded on a United States exchange will be calculated at their then current market value, which will be based upon the settlement price for that particular Commodity Future traded on the applicable United States exchange on the date with respect to which Net Asset Value is being determined; provided, that if a Commodity Future traded on a United States exchange could not be liquidated on such day, due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day.

The current market value of all open Commodity Futures traded on a non-United States exchange shall be based upon the settlement price for that particular commodity futures contract traded on the applicable non-United States exchange on the date with respect to which Net Asset Value is being determined; provided, that if a Commodity Future traded on a non-United States exchange could not be liquidated on such day, due to the operation of daily limits (if applicable) or other rules of the exchange upon which that position is traded or otherwise, the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day.

The Managing Owner may in its discretion (and under extraordinary circumstances, including, but not limited to, periods during which a settlement price of a Commodity Future is not available due to exchange limit orders or force majeure type events such as systems failure, natural or man-made disaster, act of God, armed conflict, act of terrorism, riot or labor disruption or any similar intervening circumstance) value any asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable so long as such principles are consistent with normal industry standards. Notwithstanding the foregoing, such valuations may differ from valuations of others in the industry. Interest earned on the Master Fund’s commodity brokerage account will be accrued at least monthly. The amount of any distribution will be a liability of the Master Fund from the day when the distribution is declared until it is paid. Because there will be a one-to-one correlation between Shares and Master Fund Units, the Net Asset Value per Share and the Net Asset Value per Master Fund Unit will be equal.

The Fund’s Administrator (as defined below) calculates the Net Asset Value once each NYSE Arca trading day. The Net Asset Value for a particular trading day is released after 5:00 p.m. ET and posted at www.wisdomtree.com.

To provide updated information relating to the Fund for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated “indicative fund value.” The indicative fund value is calculated by using the prior day’s closing Net Asset Value per Master Fund Unit as a base and updating that value throughout the trading day to reflect changes in the value of the Master Fund’s Commodity Futures during the trading day. Changes in the value of U.S. Treasuries will not be included in the calculation of indicative fund value. The indicative fund value will be disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. ET to 4:00 p.m. ET.

Creation and Redemption of Shares

The Fund creates and redeems Shares from time to time, but only in one or more baskets (“Baskets”) of 50,000 Shares. Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each “Authorized Participant” must (i) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions, (ii) be a participant in the Depository Trust Company (“DTC”), and (iii) have entered into a “Participant Agreement.” A list of the current Authorized Participants can be obtained from the Managing Owner. Investors not qualified as Authorized Participants will not be able to place orders to create and redeem Baskets directly from the Fund. However, Authorized Participants may sell the Shares included in the Baskets they purchase from the Fund to other investors.

To compensate the Administrator for services in processing the creation and redemption of Baskets, an Authorized Participant is required to pay a transaction fee of $200 per order. Authorized Participants who purchase Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from the Fund, and no such person has any obligation or responsibility to the Managing Owner or the Fund to affect any sale or resale of Shares.

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

Creation Procedures

General. On any business day, an Authorized Participant may place an order with the Fund’s Distributor (as defined below) (as facilitated by the Fund’s Administrator) to create one or more Baskets. For purposes of processing both purchase and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Purchase orders must be placed by 10:00 a.m. ET. The day on which a valid purchase order is received is the purchase order date. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

Determination of Required Payment. The total payment required to create each Basket is the Net Asset Value of 50,000 Shares as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00 p.m. ET, on the business day immediately following the purchase order date at Net Asset Value per Share as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

Because orders to purchase Baskets must be placed by 10:00 a.m. ET, but the total payment required to create a Basket during the continuous offering period will not be determined until 4:00 p.m. ET, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a Basket at the time they submit an irrevocable purchase order for the Basket. The Fund’s Net Asset Value and the total amount of the payment required to create a Basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

Redemption Procedures

General. The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Distributor (as facilitated by the Administrator) to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m. ET. The day on which a valid redemption order is received in proper form is the redemption order date. Redemption orders are irrevocable. Individual holders of Shares (“Shareholders”) may not redeem directly from the Fund.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than 12:00 p.m. ET, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the redemption order.

Determination of Required Payment. The redemption proceeds from the Fund consist of the cash redemption amount equal to the Net Asset Value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at 12:00 p.m. ET, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.

Delivery of Redemption Proceeds. The redemption proceeds due from the Fund are delivered to the Authorized Participant at 12:00 p.m. ET, on the business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Distributor receives the fee applicable to the extension of the redemption distribution date which the Distributor may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 12:00 p.m. ET, on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Distributor is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 12:00 p.m. ET, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Distributor and the Managing Owner may from time-to-time agree upon.

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

Secondary Market Trading

The NAV per Share will change as fluctuations occur in the market value of the Portfolio. The public trading price per Share may be different from the NAV per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket at a discount or a premium to the public trading price per Share. This price difference may be due, in large part, to the fact that supply and demand forces at work in the secondary trading market for Shares is closely related, but not identical, to the same forces influencing the price of the underlying commodity at any point in time.

Advisors and Associated Persons

The Trustee

Delaware Trust Company, a Delaware corporation, is the sole Trustee of the Funds (the “Trustee”). The Trustee’s principal offices are located at 2711 Centerville Road, Suite 210, Wilmington, DE 19808. The Trustee is unaffiliated with the Managing Owner.

Under the Declaration of Trust and Trust Agreement, dated as of October 27, 2006 and as amended January 4, 2016, of the Fund, (the “Fund Trust Agreement”) and the Declaration of Trust and Trust Agreement, dated as of October 27, 2006 and as amended July 29, 2007 and January 4, 2016, of the Master Fund (the “Master Fund Trust Agreement” and collectively with the Fund Trust Agreement, the “Trust Agreements”), the Trustee has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Funds. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Funds, the Managing Owner or the Shareholders. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner. The Trustee is permitted to resign upon at least sixty (60) days’ notice to the Fund or the Master Fund, as applicable; provided, that any such resignation will not be effective until a successor Trustee is appointed by the Managing Owner. The Trust Agreements of each of the Funds provides that the Trustee is compensated by the Fund or the Master Fund, as applicable, and is indemnified by the Fund or Master Fund, as applicable, against any expenses it incurs relating to or arising out of the formation, operation or termination of the Fund or Master Fund, as applicable, or the performance of its duties pursuant to the applicable Trust Agreement, except to the extent that such expenses result from the gross negligence or willful misconduct of the Trustee. The Managing Owner has the discretion to replace the Trustee.

Because the Trustee has delegated substantially all of its authority over the operation of the Funds to the Managing Owner, the Trustee itself is not registered in any capacity with the CFTC or the National Futures Association (“NFA”).

The Managing Owner

WisdomTree Commodity Services, LLC, a Delaware limited liability company, is the managing owner and commodity pool operator of each of the Funds. The Managing Owner is registered as a commodity pool operator with the CFTC and is a member of the NFA. Its principal place of business is 245 Park Avenue, 35th Floor, New York, New York 10167, and its telephone number is (866) 909-9473. The registration of the Managing Owner with the CFTC and its membership in the NFA must not be taken as an indication that either the CFTC or the NFA has recommended or approved the Managing Owner or the Funds.

The Trustee has delegated to the Managing Owner the exclusive power and authority to manage the business and affairs of the Funds. Specifically, with respect to each Fund, the Managing Owner:

(i)	selects the Trustee, Administrator, Distributor and each Fund’s auditor;

(ii)	negotiates various agreements and fees; and

(iii)	performs such other services as the Managing Owner believes that the Funds may from time to time require.

With respect to the Master Fund, the Managing Owner has also delegated the following responsibilities to the Sub-Adviser:

(i)	selecting the Commodity Broker; and

(ii)	monitoring the performance of the Portfolio and reallocating assets within the Portfolio with a view to tracking the performance of the Index over time.

In its capacity as a commodity pool operator, the Managing Owner is an organization which operates or solicits funds for a commodity pool; that is, an enterprise in which funds contributed by a number of persons are combined for the purpose of trading futures contracts.

The Sub-Adviser

The Managing Owner, on behalf of the Funds, has appointed GreenHaven Advisors LLC as the sub-adviser and commodity trading advisor of the Funds. The Sub-Adviser is registered with the CFTC as a commodity trading advisor and is a member of the NFA. Its principal place of business is 3340 Peachtree Road, Suite 1910, Atlanta, Georgia 30326, and its telephone number is (404) 389-9744.

The Sub-Adviser, under authority delegated by the Managing Owner, is responsible for selecting Commodity Brokers and reallocating assets within the Portfolio with a view to achieving the Funds’ investment objective. In its capacity as a commodity trading advisor, the Sub-Adviser is an organization which, for compensation or profit, advises others as to the value of or the advisability of buying or selling futures contracts.

The Commodity Broker

A variety of executing brokers may execute transactions in Commodity Futures on behalf of the Master Fund. The Sub-Adviser, under authority delegated by the Managing Owner, has designated Morgan Stanley & Co. LLC ( “MS&Co” or the “Commodity Broker”), as the Master Fund’s commodity broker, to which the executing brokers give-up all such transactions. In its capacity as clearing broker, the Commodity Broker may execute and clear each of the Master Fund’s futures transactions. The Commodity Broker is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity. MS&Co is based in New York, New York.

The Administrator

Prior to January 1, 2016, the Bank of New York Mellon Corporation served as the administrator, custodian and transfer agent of the Funds. As of January 1, 2016, the Managing Owner, on behalf of the Funds, appointed State Street Bank and Trust Company (“State Street” or the “Administrator”) as the administrator of the Funds and has entered into an Administration Agreement in connection therewith. State Street serves as custodian of the Funds pursuant to a Master Custodian Agreement, and transfer agent of the Funds pursuant to a Transfer Agency and Service Agreement.

State Street, a state-charted bank organized under the laws of the Commonwealth of Massachusetts with trust powers, has an office at One Lincoln Street, Boston, Massachusetts 02110. State Street is subject to supervision by the Massachusetts Division of Banks and the Board of Governors of the Federal Reserve System. Information regarding the Net Asset Value, creation and redemption transaction fees and a list of Authorized Participants may be obtained by calling the following number: (866) 909-9473.

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

The State Street agreements with the Fund will continue in effect through March 31, 2019 unless terminated earlier as specified in the applicable agreement (e.g., material breach). The agreements generally provide for the exculpation and indemnification of State Street from and against any costs, expenses, damages, liabilities or claims (other than those resulting from State Street’s own bad faith, negligence or willful misconduct) which may be imposed on, incurred by or asserted against State Street in performing its obligations or duties thereunder.

State Street and any of its affiliates may from time to time purchase or sell Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

State Street also receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Baskets in the amount of $200 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Funds.

The Distributor

The Managing Owner, on behalf of the Funds, has appointed Foreside Fund Services LLC (“FFS” or the “Distributor”) to serve as the Funds’ distributor, pursuant to a Distribution Services Agreement. In its capacity as Distributor, FFS assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including assisting in matters associated with receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. FFS may be contacted at Foreside Fund Services LLC, 3 Canal Plaza, Suite 100, Portland, Maine 04101. Investors may obtain information regarding the Distributor by calling toll-free in the U.S. at (866) 909-9473.

Fees and Charges

Upfront Selling Commissions

No upfront selling commissions are charged during the Funds’ continuous offering period, although it is expected that investors will be charged a customary commission by their brokers in connection with purchases of Shares that will vary from investor to investor. Investors are encouraged to review the terms of their brokerage accounts for details on applicable charges.

Management Fee

For the year ended December 31, 2016, the Funds paid the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% of the average annual Net Asset Value. Effective January 1, 2017, the Funds will pay the Managing Owner, monthly in arrears, a net Management Fee equal to 0.75% of the average annual Net Asset Value after deducting a 0.10% per annum voluntary management fee waiver.

Initial Organization and Offering Expenses

Expenses incurred in connection with formation of the Funds and the offering of the Shares prior to January 1, 2016, were paid by GreenHaven, LLC. GreenHaven, LLC is the former sole member of the Managing Owner. The Fund does not have an obligation to reimburse GreenHaven, LLC or its affiliates for organization and offering expenses paid on their behalf.

Brokerage Commissions, Fees, and Routine Operational, Administrative and Other Ordinary Expenses

For the year ended December 31, 2016, the Funds’ brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, were accrued at a rate of 0.20% of the Net Asset Value per annum in the aggregate. Of the amounts so accrued, the Funds first paid brokerage commissions and fees, and secondly, from the remainder of the amounts so accrued, reimbursed the Managing Owner for the Funds’ routine operational, administrative and other ordinary expenses paid by the Managing Owner.

Effective January 1, 2017, (i) the Funds will pay for their brokerage commissions and fees directly (which are estimated to be 0.14% of the Net Asset Value per annum in the aggregate), and (ii) the Managing Owner will pay the Funds’ routine operational, administrative and other ordinary expenses. Such expenses paid by the Managing Owner will not be subject to reimbursement.

Extraordinary Fees and Expenses

The Funds pay all of their respective extraordinary fees and expenses generally, if any, as determined by the Managing Owner. Extraordinary fees and expenses are likely to include non-recurring fees such as legal claims and liabilities, litigation costs and any permitted indemnification payments related thereto, if any; but the Managing Owner has discretion to treat other unanticipated expenses as extraordinary fees and expenses. Routine operational, administrative and other ordinary fees and expenses will not be deemed to be extraordinary fees and expenses.

Fee Table

The following table describes the Funds’ estimated fees and compensation arrangements with the Managing Owner, the Trustee and certain of the Funds’ other service providers (i) for the year ended December 31, 2016, and (ii) effective January 1, 2017. Asset-based fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of Net Asset Value on that day) and paid on a monthly basis. The Management Fee and the other fees and expenses payable by the Fund will be paid first out of interest income from the Funds’ holdings of U.S. Treasuries.

Service Provider	Annual Compensation (for the year ended December 31, 2016)	Annual Compensation (effective January 1, 2017)
WisdomTree Commodity Services, LLC Managing Owner	0.85% of the average annual Net Asset Value	0.75% of the average annual Net Asset Value (4)

Delaware Trust Company Trustee	$6,000 annually	$6,000 annually

Morgan Stanley & Co. LLC Commodity Broker	Based on trading activity (1)(2)	Based on trading activity (1)(2)

State Street Bank and Trust Company Administrator	Basis points based on annual Net Asset Value (3)	Basis points based on annual Net Asset Value (3)

Foreside Fund Services LLC Distributor	Basis points based on annual Net Asset Value (3)	Basis points based on annual Net Asset Value (3)

GreenHaven Advisors LLC Sub-Adviser	An annual fee equal to 0.20% of the Management Fee plus 0.20% of the Fund’s other expense accrual (excluding brokerage expense accrual) based on the average annual Net Asset Value; subject to a $200,000 annual minimum. (3)	An annual fee equal to 0.20% of the Management Fee; subject to a $200,000 annual minimum.

(1)	The costs to the Fund for brokerage commissions and trading fees will vary by the broker or brokers involved to execute specific contracts for the funds interest. The Fund expects to pay rates that are commensurate with the going market rate for commissions and brokerage. The costs to the Fund will also be subject to the trading frequency of the Fund. On average, total charges paid to the Commodity Broker are expected to be less than $20 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. The Managing Owner does not expect brokerage commissions and fees together with the routine, operational, administrative and other ordinary expenses of the Fund and the Master Fund as described above in the section entitled “Brokerage Commissions, Fees and Routine Operational, Administrative and Other Ordinary Expenses” to exceed 0.20% of the Net Asset Value of the Master Fund in any year, although the actual amount of such brokerage commissions, fees and expenses in any year may be greater. Effective January 1, 2017, the Funds will pay for their brokerage commissions and fees directly (which are estimated to be 0.14% of the Net Asset Value per annum in the aggregate), and the Managing Owner will pay the Funds’ routine operational, administrative and other ordinary expenses.
(2)	All Commodity Broker fees and expenses are determined on a contract-by-contract basis. Accordingly, neither the Funds nor the Managing Owner can give any assurance that the total fees, commissions and expenses paid to the Commodity Broker will not exceed the stated fee estimate.
(3)	Certain out-of-pocket expenses are also subject to reimbursement.
(4)	Reflects a voluntary management fee waiver of 0.10%.

Governance; Shareholder Rights and Protections

Duties of the Managing Owner

As managing owner of the Funds, the Managing Owner effectively is subject to the duties and restrictions imposed on “fiduciaries” under both statutory and common law. The Managing Owner has a fiduciary responsibility to the Shareholders to exercise good faith, fairness and loyalty in all dealings affecting the Funds, consistent with the terms of the Trust Agreements. The general fiduciary duties which would otherwise be imposed on the Managing Owner (which would make the operation of the Funds as described herein impracticable due to the strict prohibition imposed by such duties on, for example, conflicts of interest on behalf of a fiduciary in its dealings with its beneficiaries), are defined and limited in scope by the disclosure of the business terms of the Funds, as set forth herein and in the Trust Agreements (to which terms all Shareholders, by subscribing to the Shares, are deemed to consent).

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

Management; Voting by Shareholders

The Shareholders take no part in the management or control, and have no voice in the operations or the business of the Funds. Shareholders, may, however, remove and replace the Managing Owner as the managing owner of the Fund, except in certain limited respects, upon the affirmative vote of the Shares then owned by Shareholders representing at least 75% of the Net Asset Value. The Shareholders may also amend the Fund Trust Agreement, except in certain limited respects, by the affirmative vote of the Shares then owned by Shareholders representing a majority of the Net Asset Value (excluding any Shares held by the Managing Owner and its affiliates). The affirmative vote of the Shares then owned by Shareholders representing at least 75% of the Net Asset Value may also compel dissolution of the Fund. The owners of 10% of the outstanding Shares then owned by Shareholders have the right to bring a matter before a vote of the Shareholders. The Managing Owner has no power under the Trust Agreement to restrict any of the Shareholders’ voting rights. Any Shares purchased by the Managing Owner or its affiliates, as well as the Managing Owner’s general liability interest in the Funds, are non-voting.

The Managing Owner has the right unilaterally to amend the Fund Trust Agreement provided that any such amendment is for the benefit of and not adverse to the Shareholders or the Trustee and also in certain unusual circumstances (eg, if doing so is necessary to comply with certain regulatory requirements).

When a proposed action requires Shareholder approval, the Fund Trust Agreement permits the Managing Owner to obtain Shareholder approval through a negative solicitation process. After providing Shareholders with proper notice and an opportunity to consent or object to a proposed action, the Managing Owner may take such action unless written objection is received from Shareholders representing Shares that constitute over 50% of Net Asset Value.

Recognition of the Funds in Certain States

A number of states do not have “business trust” statutes such as that under which the Funds have been formed in the State of Delaware. It is possible, although unlikely, that a court in such a state could hold that, due to the absence of any statutory provision to the contrary in such jurisdiction, the Shareholders, although entitled under Delaware law to the same limitation on personal liability as stockholders in a private corporation for profit organized under the laws of the State of Delaware, are not so entitled in such state. To protect Shareholders against any loss of limited liability, the Trust Agreements provide that no written obligation may be undertaken by the Fund or Master Fund, as applicable, unless such obligation is explicitly limited so as not to be enforceable against any Shareholder personally. Furthermore, each of the Funds indemnifies all of its Shareholders against any liability that such Shareholders might incur in addition to that of a beneficial owner. The Managing Owner is generally liable for all obligations of the Funds and will use its assets to satisfy any such liability before such liability would be enforced against any Shareholder individually.

Possible Repayment of Distributions Received by Shareholders; Indemnification by Shareholders

The Shares are limited liability investments, and accordingly, investors may not lose more than the amount that they invest plus any profits recognized on their investment. However, Shareholders could be required, as a matter of bankruptcy law, to return to the estate of the Fund any distribution they received at a time when the Fund was in fact insolvent or in violation of its Trust Agreement. In addition, although the Managing Owner is not aware of this provision ever having been invoked in the case of any public futures fund, Shareholders agree in the Trust Agreement that they will indemnify the Fund for any harm suffered by it as a result of (i) Shareholders’ actions unrelated to the business of the Fund, or (ii) taxes imposed on the Shares by the states or municipalities in which such investors reside.

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

Shares; Certificates

Individual certificates are not issued for the Shares. Instead, global certificates are deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Under the Fund Trust Agreement, Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers are made in accordance with standard securities industry practice.

Employees

The Funds have no employees. Management functions are performed by the Managing Owner and requisite administrative services are provided on a contractual basis by various entities.

Conflicts of Interest

General

Investors are dependent on the good faith of the Funds’ affiliates and advisors, such as the Managing Owner and Sub-Adviser, subject to conflicts of interest to resolve such conflicts equitably. Although such parties attempt to monitor these conflicts, it is extremely difficult, if not impossible, for such parties to ensure that these conflicts do not, in fact, result in adverse consequences to the Fund. Prospective investors should be aware that such parties presently intend to assert that Shareholders have, by subscribing for Shares of the Fund, consented to the following conflicts of interest in the event of any proceeding alleging that such conflicts violated any duty owed by the Managing Owner to investors.

The Managing Owner and Sub-Adviser

The Managing Owner and Sub-Adviser have a conflict of interest in allocating their own limited resources among different clients and potential future business ventures, to each of which it owes fiduciary duties. Additionally, some of the professional staff of each party also services and has ownership in other affiliates of such party, and their respective clients. Although such parties and their professional staff cannot and will not devote all of its or their respective time or resources to the management of the business and affairs of the Funds, such parties intend to devote, and to cause their respective professional staff to devote, sufficient time and resources properly to manage the business and affairs of the Funds consistent with its or their respective fiduciary duties to the Funds and others.

The Commodity Broker

The Commodity Broker may act from time to time as a commodity broker for other accounts with which it is affiliated or in which it or one of its affiliates has a financial interest. The compensation received by the Commodity Broker from such accounts may be more or less than the compensation received for brokerage services provided to the Master Fund. In addition, various accounts traded through the Commodity Broker (and over which their personnel may have discretionary trading authority) may take positions in the futures markets opposite to those of the Master Fund or may compete with the Master Fund for the same positions. The Commodity Broker may have a conflict of interest in its execution of trades for the Master Fund and for other customers. The Managing Owner, under delegation to the Sub-Adviser, does not presently intend to retain any commodity broker for the Master Fund which the Sub-Adviser has reason to believe would knowingly or deliberately favor any other customer over the Master Fund with respect to the execution of commodity trades.

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

Proprietary Trading/Other Clients

The Managing Owner, the Sub-Adviser and the Commodity Broker and their respective principals and affiliates may trade in the commodity markets for their own accounts and for the accounts of their clients, and in doing so may take positions opposite to those held by the Master Fund or may compete with the Master Fund for positions in the marketplace. Such trading may create conflicts of interest on behalf of one or more such persons in respect of their obligations to the Master Fund. Records of proprietary trading and trading on behalf of other clients will not be available for inspection by Shareholders.

Because the Managing Owner, the Sub-Adviser and the Commodity Broker and their respective principals and affiliates may trade for their own accounts at the same time that they are managing the account of the Master Fund, prospective investors should be aware that – as a result of a neutral allocation system, testing a new trading system, trading their proprietary accounts more aggressively or other activities not constituting a breach of fiduciary duty – such persons may from time to time take positions in their proprietary accounts which are opposite, or ahead of, the positions taken for the Master Fund.

No Distributions

The Managing Owner has discretionary authority over all distributions made by the Fund. In view of the Fund’s objective of seeking significant capital appreciation, the Managing Owner currently does not intend to make any distributions, but, has the sole discretion to do so from time to time. Greater management fees will be generated to the benefit of the Managing Owner if the Fund’s assets are not reduced by distributions to the Shareholders.

Item 1A. Risk Factors.

These risk factors should be read in connection with the other information included in this Annual Report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Fund’s Financial Statements and the related Notes to the Fund’s Financial Statements.

The value of the Shares relates directly to the value of the Master Fund’s Portfolio and fluctuations in the price of these assets could materially adversely effect an investment in the Shares.

The Shares are designed to reflect, as closely as possible, the performance of the Index through the Master Fund’s Portfolio of exchange-traded Futures Contracts on the Index Commodities. The value of the Shares relate directly to the value of the Portfolio, less the Funds’ liabilities (including estimated accrued but unpaid expenses). The price of the Index Commodities may fluctuate widely based on many factors. Some of those factors are:

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

None of these factors can be controlled by the Managing Owner or Sub-Adviser. Even if current and correct information as to substantially all factors are known or thought to be known, prices still will not always react as predicted. The profitability of the Fund and the Master Fund will depend on whether the Master Fund’s Portfolio increases in value over time. If the value increases, the Fund will only be profitable if such increases exceed the fees and expenses of the Funds. If these values do not increase, the Fund will not be profitable and will incur losses.

Net Asset Value may not always correspond to market price and, as a result, Baskets may be created or redeemed at a value that differs from the market price of the Shares.

The Net Asset Value will change as fluctuations occur in the market value of the Master Fund’s Portfolio. Investors should be aware that the public trading price of a Basket of Shares may be different from the Net Asset Value per Basket of Shares (i.e., Shares may trade at a premium over, or a discount to, the Net Asset Value per Basket of Shares) and similarly the public trading market price per Share may be different from the Net Asset Value per Share. Consequently, an Authorized Participant may be able to create or redeem a Basket of Shares at a discount or a premium to Net Asset Value. This price difference may be due, in large part, to the fact that supply and demand forces are at work in the secondary trading market for Shares that is closely related to, but not identical to, the same forces influencing the prices of the Index Commodities trading individually or in the aggregate at any point in time. Investors also should note that the size of the Fund in terms of total assets held may change substantially over time and from time to time as Baskets are created and redeemed.

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

Investors should be aware that if the Fund issues all its authorized Shares it could have to cease creating new Baskets until additional Shares are registered for sale. This could increase the possibility that the trading price of the Shares may not accurately reflect the Index or the Net Asset Value. As of December 31, 2016 there were 60,600,000 Shares available for issuance.

Moreover, soon after new Baskets are created and sold, there is a possibility that the availability of newly created Shares may (or may not) affect the trading price of the Shares already issued, and both current Shareholders and purchasers of newly created Shares could be adversely affected by falling trading prices.

An investment in the Shares could suffer in the event that Thomson Reuters (Markets) LLC decides to terminate the License Agreement between itself and the Managing Owner.

Thomson Reuters (Markets) LLC entered into a license agreement with the Managing Owner whereby the Managing Owner was granted an exclusive license with respect to the development and creation of certain investment products, including U.S. exchange traded funds. The current license granted to the Managing Owner has a term ending December 31, 2020, which will automatically renew for another two year increment and will renew for successive two year terms thereafter. The term may be terminated under certain circumstances which could cause an investment in the Shares to decline significantly in value. In addition to that, a different product could be created under the license agreement, which could also cause an investment in the Shares to decline in value. If the license expires and is not renewed or is terminated, or a competitive product is created, then the Managing Owner would seek Shareholder approval to the extent required to either (i) liquidate the Funds or (ii) approve a different index to track for comparison purposes.

An investment in the Shares could suffer in the event that the Managing Owner creates another product under its exclusive license agreement which directly competes with the Funds.

The License Agreement is between Thomson Reuters (Markets) LLC and the Managing Owner and not between Thomson Reuters (Markets) LLC and the Fund or Master Fund. Therefore, it is possible that the Managing Owner could create and manage another investment product that is substantially similar to, or otherwise competitive with, the Funds. If this were to happen, then an investment in the Shares could suffer.

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

If the Master Fund applies and is unable to obtain such relief, the Fund’s ability to issue new Baskets, or the Master Fund’s ability to reinvest income in these additional futures contracts, may be limited to the extent these activities would cause the Master Fund to exceed applicable position limits. Limiting the size of the Fund may affect the correlation between the price of the Shares, as traded on NYSE Arca, and the Net Asset Value of the Fund. That is, the inability to create additional Baskets could result in Shares trading at a premium or discount to Net Asset Value.

The Fund may not always be able exactly to replicate the performance of the Index.

It is possible that the Fund may not fully replicate the performance of the Index due to disruptions in the markets for the Index Commodities or due to other extraordinary circumstances, including, without limitation, the inability to create additional Baskets. In addition, the Fund is not able to replicate exactly the performance of the Index because the total return generated by the Master Fund is reduced by expenses and transaction costs, including those incurred in connection with the Master Fund’s trading activities, and increased by interest income from the Master Fund’s holdings of U.S. Treasuries. Tracking the Index requires rebalancing of the Master Fund’s Portfolio and is dependent upon the skills of the Sub-Adviser and its trading principals, among other factors.

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

The Shares are listed for trading on NYSE Arca under the market symbol “GCC.” Trading in Shares may be halted due to market conditions or, in light of NYSE Arca rules and procedures, for reasons that, in the view of NYSE Arca, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline in the equity markets. There can be no assurance that the requirements necessary to maintain the listing of the Shares will continue to be met or will remain unchanged. The Funds will be terminated if the Shares are delisted.

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

The Fund’s and the Index’s performance history is not necessarily indicative of future results. Therefore, one should not rely upon the past performance of the Fund or the Index in deciding whether to buy Shares in the Fund. Further, the past performance up to the date of this Annual Report is a reflection of the performance associated with the prior principals of the Managing Owner (who are now principals of the Sub-Adviser) and new principals were installed as a result of the change in ownership of the Managing Owner. Such changes may impact future performance.

Price volatility may possibly cause the total loss of an investment in the Shares.

Futures Contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, an investor in the Shares could lose all or substantially all of its investment in the Fund.

Fees are charged regardless of profitability and may result in depletion of assets.

The Fund indirectly is subject to the fees and expenses described in this Annual Report which are payable irrespective of profitability. Such fees and expenses include asset-based fees of up to 0.85% per annum. Additional charges include brokerage fees and routine operational, administrative and other ordinary expenses, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs. These fees and expenses are accrued at a rate of 0.20% of the Net Asset Value per annum in the aggregate. Of the amounts so accrued, the Master Fund first pays brokerage fees, and secondly, from the remainder of the amounts so accrued, reimburses the Managing Owner for the Fund’s routine operational, administrative and other ordinary expenses paid by the Managing Owner. The Fund is expected to earn interest income at an annual rate of 0.51% per annum, based upon the yield on a three month U.S. Treasury bill as of December 31, 2016. Consequently, it is expected that interest income will not exceed annual fees for the year ended December 31, 2016, and therefore the Fund will need to have positive performance in order to break-even (net of fees and expenses). Consequently, the expenses of the Funds could, over time, result in significant losses to your investment in the Shares. You may never achieve profits, significant or otherwise.

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

The Managing Owner may suspend the right of redemption or postpone the redemption settlement date (i) for any period during which an emergency exists as a result of which the redemption distribution is not reasonably practicable, or (ii) for such other period as the Managing Owner determines to be necessary for the protection of the Shareholders. In addition, the Administrator will reject a redemption order if the order is not in proper form as described in the Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. For example, the resulting delay may adversely affect the value of the Authorized Participant’s redemption proceeds if the Net Asset Value declines during the period of the delay. Such parties disclaim any liability for any loss or damage that may result from any such suspension or postponement.

Because the Master Fund will not acquire any asset with intrinsic value, the positive performance of an investment in the Shares is wholly dependent upon an equal and offsetting loss borne by unrelated participants in the futures market.

Futures trading is a risk transfer economic activity. For every gain there is an equal and offsetting loss rather than an opportunity to participate over time in general economic growth. Unlike most alternative investments, an investment in Shares does not involve acquiring any asset with intrinsic value. Overall stock and bond prices could rise significantly and the economy as a whole prospers while the Shares may trade unprofitably.

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

U.S. federal income tax rules applicable to partnerships are complex and often difficult to apply to publicly traded partnerships. The Fund will apply certain assumptions and conventions in an attempt to comply with applicable rules and to report income, gain, deduction, loss and credit to the Shareholders in a manner that reflects the Shareholders’ beneficial shares of partnership items, but these assumptions and conventions may not be in compliance with all aspects of applicable tax requirements. It is possible that the IRS will successfully assert that the conventions and assumptions used by the Fund do not satisfy the requirements of the Internal Revenue Code of 1986, as amended, and/or the Treasury Regulations promulgated thereunder and could require that items of income, gain, deduction, loss or credit be adjusted or reallocated in a manner that adversely affects Shareholders.

PROSPECTIVE INVESTORS ARE STRONGLY URGED TO CONSULT THEIR OWN TAX ADVISERS AND COUNSEL WITH RESPECT TO THE POSSIBLE TAX CONSEQUENCES TO THEM OF AN INVESTMENT IN ANY SHARES; SUCH TAX CONSEQUENCES MAY DIFFER IN RESPECT OF DIFFERENT INVESTORS.

Failure of lack of segregation of assets may increase losses.

The Commodity Exchange Act requires a clearing broker to segregate all funds received from customers from such broker’s proprietary assets. If a Commodity Broker fails to do so, the assets of the Master Fund might not be fully protected in the event of the Commodity Broker’s bankruptcy. Furthermore, in the event of a Commodity Broker’s bankruptcy, any Master Fund Units could be limited to recovering only a pro rata share of all available funds segregated on behalf of the Commodity Broker’s combined customer accounts, even though certain property specifically traceable to the Master Fund was held by the Commodity Broker. In addition to that, it is possible that in the event of a clearing broker’s bankruptcy, investors could experience a loss of all their funds and assets held by the clearing broker. In the event of a bankruptcy or insolvency of any exchange or clearing house, the Master Fund could experience a loss of the funds deposited through its Commodity Broker as margin with the exchange or clearing house, a loss of any unrealized profits on its open positions on the exchange, and the loss of realized profits on its closed positions on the exchange.

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

The Managing Owner may withdraw from the Fund upon one hundred and twenty (120) days’ notice, which would cause the Fund and the Master Fund to terminate unless a substitute managing owner were obtained. Shareholders cannot be assured that the Managing Owner or Sub-Adviser will be willing or able to continue to service the Fund for any length of time. If the Managing Owner or Sub-Adviser discontinues its activities on behalf of the Fund, the Fund may be adversely affected. In addition, owners of seventy-five percent (75%) of the Shares have the power to terminate the Trust. If it is so exercised, investors who wish to continue to invest in the Index will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust. Such detrimental developments could cause Shareholders to liquidate their investments and upset the overall maturity and timing of their investment portfolios. If the registrations with the CFTC or memberships in the NFA of the Managing Owner or the Commodity Broker were revoked or suspended, such entity would no longer be able to provide services to the Fund and the Master Fund.

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

As the futures contracts that underlie the Index near expiration, they are replaced by contracts that have a later expiration. Thus, for example, a contract purchased and held in November 2016 may specify a January 2017 expiration. As that contract nears expiration, it may be replaced by selling the January 2017 contract and purchasing the contract expiring in March 2017. This process is referred to as “rolling.” Historically, the prices of Crude Oil and Heating Oil have frequently been higher for contracts with shorter-term expirations than for contracts with longer-term expirations, which is referred to as “backwardation.” In these circumstances, absent other factors, the sale of the January 2017 contract would take place at a price that is higher than the price at which the March 2017 contract is purchased, thereby creating a gain in connection with rolling. While Crude Oil and Heating Oil have historically exhibited consistent periods of backwardation, backwardation will likely not exist in these markets at all times. The absence of backwardation in Crude Oil and Heating Oil could adversely affect the value of the Index and, accordingly, decrease the value of your Shares.

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

The Fund has assessed the effectiveness of its internal control over financial reporting as of December 31, 2016. Based on its assessment, the Fund believes that, as of December 31, 2016, its internal control over financial reporting is effective.

The Net Asset Value calculation of the Fund may be overstated or understated due to the valuation method employed when a settlement price is not available on the date of such calculation.

Calculating the Net Asset Value of the Fund includes, in part, any unrealized profits or losses on open Futures Contracts. Under normal circumstances, the Net Asset Value of the Fund reflects the settlement price of open Futures Contracts on the date when the Net Asset Value is being calculated. However, if a Futures Contract traded on an exchange (both U.S. and non-U.S. exchanges) could not be liquidated on such day (due to the operation of daily limits or other rules of the exchange upon which that position is traded or otherwise), the settlement price on the most recent day on which the position could have been liquidated shall be the basis for determining the market value of such position for such day. In such a situation, there is a risk that the calculation of the Net Asset Value of the Fund on such day will not accurately reflect the realizable market value of such Futures Contract. For example, daily limits are generally triggered in the event of a significant change in market price of a Futures Contract. Therefore, as a result of the daily limit, the current settlement price is unavailable. Because the settlement price on the most recent day on which the position could have been liquidated would be used in lieu of the actual settlement price on the date of determination, there is a risk that the resulting calculation of the Net Asset Value of the Fund could be understated or overstated, perhaps to a significant degree.

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

Year Ended December 31, 2016	High	Low
First Quarter	$19.21	$17.28
Second Quarter	20.75	18.25
Third Quarter	20.80	19.20
Fourth Quarter	20.24	18.97

Year Ended December 31, 2015	High	Low
First Quarter	$22.94	$20.84
Second Quarter	22.50	21.24
Third Quarter	21.98	19.03
Fourth Quarter	20.34	17.96

Shares Outstanding

As of December 31, 2016, the Fund had 11,350,000 of its Shares and 50 of its General Shares outstanding.

As of December 31, 2015, the Fund had 12,100,000 of its Shares and 50 of its General Shares outstanding.

Dividends

The Fund made no distributions to its Shareholders during the fiscal years ended December 31, 2016 and December 31, 2015. The Fund has no obligation to make periodic distributions to its shareholders.

Holders

As of December 31, 2016, there were 14,511 Shareholders.

Sales and Redemptions

There have been no unregistered sales of the Fund’s securities. No Fund securities are authorized for issuance by the Fund under equity compensation plans.

The Fund currently has on file a Registration Statement on Form S-3 (Registration No.: 333-214153), which was declared effective by the SEC on October 28, 2016, pursuant to which the Fund registered 61,000,000 Shares. As of December 31, 2016, there were 60,600,000 Shares available for issuance under such Registration Statement.

The proceeds from the sale of the Shares are used to purchase Master Fund Units. The Master Fund uses the proceeds from the sale of the Master Fund Units for general corporate purposes in accordance with its investment objectives and policies.

During the year ended December 31, 2016, 950,000 Shares were created for $18,731,395 and 1,700,000 Shares were redeemed for $32,454,202. For the three months ended December 31, 2016, 400,000 Shares were created for $7,707,628 and no Shares were redeemed. On December 31, 2016, 11,350,050 Shares of the Fund were outstanding for a market capitalization of $219,395,500.

During the year ended December 31, 2015, 2,150,000 Shares were created for $45,167,597 and 1,750,000 Shares were redeemed for $35,611,056. For the three months ended December 31, 2015, 550,000 Shares were created for $10,628,632 and 800,000 Shares were redeemed for $14,972,461. On December 31, 2015, 12,100,000 Shares of the Fund were outstanding for a market capitalization of $224,092,000.

On October 4, 2016, the Managing Owner issued a press release announcing that the Fund had temporarily suspended the ability of Authorized Participants to purchase new Baskets of Shares. The Fund filed the press release with the Securities and Exchange Commission as Exhibit 99.1 to a Current Report on Form 8-K filed with the SEC on October 4, 2016.

On October 31, 2016, the Managing Owner announced that the Fund lifted its temporary suspension of the ability of Authorized Participants to purchase new Baskets of Shares, and resumed the creation of new Baskets of Shares. The Fund filed the press release with the Securities and Exchange Commission as Exhibit 99.1 to a Current Report on Form 8-K filed with the SEC on October 31, 2016.

Item 6.	Selected Financial Data.

FINANCIAL HIGHLIGHTS (FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, 2014, 2013 AND 2012)

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues (interest income)	$476,315	$45,979	$44,304	$189,643	$331,044
Total assets	221,416,935	224,714,040	267,179,248	320,361,211	479,691,588
Net realized and unrealized gain (loss) on futures transactions and investments	10,687,283	(49,361,047)	(35,320,782)	(45,104,484)	(22,718,144)
Net gain (loss)	8,864,877	(51,936,150)	(38,779,345)	(49,238,972)	(27,402,292)

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

	2016	2015	2014	2013	2012
Net Asset Value
Net asset value per Limited Share, beginning of year	$18.56	$22.81	$25.70	$28.85	$29.96
Investment operations:
Net realized and change in unrealized gain (loss)	0.95	(4.04)	(2.62)	(2.88)	(0.85)
Net investment loss(1)(2)	(0.16)	(0.21)	(0.27)	(0.27)	(0.26)

Net increase (decrease) in net assets from operations	0.79	(4.25)	(2.89)	(3.15)	(1.11)

Net asset value per Limited Share, end of year	$19.35	$18.56	$22.81	$25.70	$28.85

Total Return, at net asset value	4.26%	(18.63)%	(11.25)%	(10.92)%	(3.70)%

Ratios/Supplemental Data:
Net assets, end of year (000’s omitted)	$219,661	$224,519	$266,898	$319,993	$474,608
Ratios to average net assets of:
Net investment loss(3)	(0.83)%	(1.03)%	(1.04)%	(1.01)%	(0.86)%

Total expenses(3)	1.05%	1.05%	1.05%	1.05%	0.92%

Total Return, at net asset value	4.26%	(18.63)%	(11.25)%	(10.92)%	(3.70)%

(1)	Based on average shares outstanding.

(2)	Includes brokerage fees/commissions of $0.03, $0.03, $0.03, $0.03, and $0.03 per share for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(3)	Includes brokerage fees/commissions of 0.13%, 0.14%, 0.11%, 0.10%, and 0.11% (as a percentage of average net assets) for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

2016 SELECTED QUARTERLY DATA (UNAUDITED)

	For the Three Months Ended March 31, 2016	For the Three Months Ended June 30, 2016	For the Three Months Ended September 30, 2016	For the Three Months Ended December 31, 2016
Interest income	$89,300	$115,666	$128,793	$142,556
Net investment income (loss)	(463,693)	(467,317)	(462,844)	(428,552)
Net realized and unrealized gain (loss) on investments on futures contracts	2,117,241	19,701,888	(9,839,549)	(1,292,297)
Net gain (loss)	1,653,548	19,234,571	(10,302,393)	(1,720,849)
Increase (decrease) in Net Asset Value	(11,961,559)	14,124,929	(13,008,079)	5,986,779

2015 SELECTED QUARTERLY DATA (UNAUDITED)

	For the Three Months Ended March 31, 2015	For the Three Months Ended June 30, 2015	For the Three Months Ended September 30, 2015	For the Three Months Ended December 31, 2015
Interest income	$10,326	$9,418	$4,883	$21,352
Net investment income (loss)	(649,358)	(655,704)	(657,897)	(612,144)
Net realized and unrealized gain (loss) on investments on futures contracts	(17,884,786)	11,259,980	(31,600,348)	(11,135,893)
Net gain (loss)	(18,534,144)	10,604,276	(32,258,245)	(11,748,037)
Increase (decrease) in Net Asset Value	(23,132,600)	35,518,162	(38,673,306)	(16,091,865)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

As described in Part I above, the Fund and the Master Fund seek to track changes, whether positive or negative, in the level of the Thomson Reuters Continuous Commodity Index Total Return over time, plus the excess, if any, of the Master Fund’s interest income from its holdings of U.S. Treasuries. The Shares are designed for investors who want a cost-effective and convenient way to invest in an equal-weight portfolio of Commodity Futures.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a Portfolio of Commodity Futures on the Index Commodities. Through January 6, 2013, the Index Commodities were wheat, corn, soybeans, live cattle, lean hogs, gold, silver, platinum, copper, cotton, coffee, cocoa, orange juice, sugar, crude oil, heating oil, and natural gas. Following the tenth revision on January 7, 2013, orange juice was removed and soybean oil was added at an equivalent allocation.

The Index is composed of notional amounts of each of the Index Commodities. The notional amounts of each Index Commodity included in the Index are in equal weight proportion to the Index Commodities or 1/17 weighting per index commodity rebalanced daily. The Master Fund’s Portfolio also includes U.S. Treasuries for deposit with the Master Fund’s Commodity Broker. The Commodity Broker currently applies part of the total value of the cash and/or U.S. Treasuries on deposit towards satisfying any margin requirements related to the Commodity Futures in the Master Fund’s futures account. Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC, is the owner, publisher and custodian of the Thomson Reuters Continuous Commodity Index (the “Index Sponsor”). The Index Sponsor is not an affiliate of the Funds or the Managing Owner.

Under the Trust Agreements, Delaware Trust Company, the Trustee of the Funds, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner.

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

The Fund is listed on the NYSE Arca under the symbol “GCC.”

Management’s Discussion of Results of Operations

As of December 31, 2016, the net unrealized loss on Commodity Futures owned or held on that day was $1,424,715 and the Fund had total assets of $221,416,935. The ending Net Asset Value per Share on December 31, 2016 was $19.35. For the year ended December 31, 2016, the Fund’s net realized and change in net unrealized gain/loss on investments and futures contracts was a net gain of $10,687,283. Overall, the Fund recognized a net gain of $8,864,877 from operations for the fiscal year ended December 31, 2016.

As of December 31, 2015, the net unrealized loss on Commodity Futures owned or held on that day was $8,705,967 and the Fund had total assets of $233,420,007. The ending Net Asset Value per Share on December 31, 2015 was $18.56. For the year ended December 31, 2015, the Fund’s net realized and change in net unrealized gain/loss on investments and futures contracts was a net loss of $49,361,047. Overall, the Fund recognized a net loss of $51,936,150 from operations for the fiscal year ended December 31, 2015.

Portfolio Expenses

The Fund’s expenses consist of investment management fees and brokerage fees. For the year ended December 31, 2016, the Funds paid the Managing Owner, monthly in arrears, a Management Fee equal to 0.85% of the average annual Net Asset Value. Effective January 1, 2017, the Funds will pay the Managing Owner, monthly in arrears, a net Management Fee equal to 0.75% of the average annual Net Asset Value after deducting a 0.10% per annum voluntary management fee waiver.

For the year ended December 31, 2016, the Funds’ brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, were accrued at a rate of 0.20% of the Net Asset Value per annum in the aggregate. Of the amounts so accrued, the Funds first paid brokerage fees, and secondly, from the remainder of the amounts so accrued, reimbursed the Managing Owner for the Funds’ routine operational, administrative and other ordinary expenses paid by the Managing Owner. Total commissions and fees and routine operational, administrative and other ordinary expenses amounted to $437,850, $499,254, and $667,213 for the years ended December 31, 2016, 2015, and 2014, respectively.

Effective January 1, 2017, (i) the Funds will pay for their brokerage commissions and fees directly (which is estimated to be 0.14% of the Net Asset Value per annum in the aggregate), and (ii) the Managing Owner will pay the Funds’ routine operational, administrative and other ordinary expenses. Such expenses paid by the Managing Owner will not be subject to reimbursement.

The Funds pay all of their respective extraordinary fees and expenses generally, if any, as determined by the Managing Owner. Extraordinary fees and expenses are likely to include non-recurring fees such as legal claims and liabilities, litigation costs and any permitted indemnification payments related thereto, if any; but the Managing Owner has discretion to treat other unanticipated expenses as extraordinary fees and expenses.

Interest Income

The Fund does not borrow money in order to obtain leverage, so the Fund does not incur any interest expense. Rather, the Fund’s margin deposits are maintained in U.S. Treasuries and interest is earned on the Fund’s available assets. The Fund earned total interest income of $476,315, $45,979, and $44,304 for the years ended December 31, 2016, 2015, and 2014, respectively.

Fund Performance

The following table provides summary performance information for the Fund for the five years ended December 31, 2016, 2015, 2014, 2013 and 2012.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

5 Year Performance Summary

Date	Net Asset Value per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
1/31/2012	$31.29	19,550,050	$611,797,377	4.44%	-2.86%	4.44%	4.30%
2/29/2012	$31.70	21,350,050	$676,876,258	1.31%	1.86%	5.81%	5.67%
3/31/2012	$30.35	21,250,050	$644,868,253	-4.26%	1.30%	1.30%	1.17%
4/30/2012	$29.51	20,550,050	$606,519,698	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,144,321	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,712,177	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$506,949,216	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,295,771	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,674,737	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,720,396	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,587,285	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,608,100	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,228,210	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,398,977	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,366,427	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,578,302	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,577,235	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,488,312	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,484,507	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,732,451	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,838,812	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,770,766	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,662,899	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,992,584	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,883,915	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,355,140	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,183,222	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,209,409	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,553,581	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$359,978,141	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,898,134	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%

The following charts present a comparison of the CCI-TR Index and the WisdomTree Continuous Commodity Index Fund Net Asset Value (“GCC NAV”) for the Years Ended December 31, 2016, 2015 and 2014, for the Three Months Ended December 31, 2016, 2015 and 2014 and for the commencement of trading on January 24, 2008 to December 31, 2016.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The Fund and the Master Fund seek to track changes in the Index over time. The Fund’s Net Asset Value relative performance versus the Index was -1.35%, -0.89%, and -0.94%, net of fees for the years ended December 31, 2016, 2015, and 2014, respectively. The Fund’s Net Asset Value relative performance versus the Index was -0.32%, -0.27%, and -0.25% for the three months ended December 31, 2016, 2015, and 2014, respectively. Since the Fund commenced trading on January 24, 2008 through December 31, 2016, the Fund has returned -37.04% as measured by its daily closing stock price and the Index has returned -39.88%.

On October 28, 2016, the Fund registered 61,000,000 Shares. As of December 31, 2016, there were 60,600,000 Shares available for issuance under the Registration Statement. As of December 31, 2016, the Fund had 11,350,000 Shares outstanding.

Net Asset Value

The Administrator calculates a Net Asset Value per Share of the Fund daily, based on closing prices of the underlying futures contracts. The first such calculation was as of market close on January 24, 2008, the first day of trading. Values of the underlying Index are computed by the Index Sponsor and disseminated by the NYSE Arca every 15 seconds during the trading day. Only settlement and last-sale prices are used in the Index’s calculation, bids and offers are not recognized – including limit-bid and limit-offer price quotes. Where no last-sale price exists, typically in the more deferred contract months, the previous days’ settlement price is used. This means that the underlying Index may lag its theoretical value. This tendency to lag is evident at the end of the day when the Index value is based on the settlement prices of the component commodities, and explains why the underlying Index often closes at or near the high or low for the day.

Critical Accounting Policies and Estimates

Critical accounting policies for the Funds are as follows:

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

The Master Fund holds a significant portion of its assets in Commodity Futures and U.S. Treasuries, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statements of income and expenses. The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Fund’s consolidated financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Interest income on U.S. Treasuries is recognized on an accrual basis when earned. Discounts and premiums are amortized or accreted over the life of the U.S. Treasuries.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statements of income and expenses in the period in which the contract is closed or the changes occur, respectively.

Asset Valuation

The Fund records its Commodity Futures and U.S. Treasuries on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses.

In determining fair value of U.S. Treasuries and Commodity Futures, the Fund uses unadjusted quoted market prices in active markets and a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4 to the financial statements for further information regarding this accounting policy.

Market Risk

See Section 1A – Risk Factors and Section 7A – Quantitative and Qualitative Disclosures About Market Risk for a complete discussion of market risk.

Credit Risk

The Master Fund holds two types of investments. The first is long positions in Commodity Futures on the 17 Index Commodities. Since the Index allocates equally among the components and is rebalanced daily, performance risk of the Commodity Futures is divided equally among the components. Each of the component Index Commodities is traded on the CME Group or ICE exchanges.

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

The Master Fund will also hold significant cash balances representing the excess of invested funds above the margin requirements for its futures positions. To the extent practical, the Fund will hold this excess cash in U.S. Treasuries. Hence, management assigns no counterparty risk to such holdings.

Liquidity

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations. The Master Fund meets liquidity needs in the normal course of from cash, cash equivalents, and/or the sale of U.S. Treasuries it holds. The Funds’ liquidity needs include: redeeming Shares, providing margin deposits for existing Commodity Futures, the purchase of additional Commodity Futures and paying expenses.

The Funds generate cash primarily from (i) the sale of creation Baskets and (ii) interest earned on cash, cash equivalents and investments in collateralizing U.S. Treasuries. Substantially all of the net assets of the Master Fund are allocated to trading in Commodity Futures. Most of the assets of the Master Fund are held in U.S. Treasuries, cash and/or cash equivalents that could or are used as margin or collateral for trading in Commodity Futures. The percentage that such assets bear to the total net assets will vary from period to period as the market values of the Commodity Futures change. Interest earned on interest-bearing assets of the Master Fund is paid to the Master Fund.

The investments of the Master Fund in Commodity Futures could be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. Such conditions could prevent the Master Fund from promptly liquidating a position in Commodity Futures.

Contractual Obligations

The Funds contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of Net Asset Value. Commissions paid by the Fund to the Commodity Broker are on a per contract half-turn basis. As such, the Managing Owner cannot anticipate the amount of payments and commissions related to half-turns or round-turns that will be required under these arrangements for future periods as Net Asset Values are not known until a future date.

Off-Balance Sheet Risk

In the normal course of business, the Funds are party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are standardized commodity futures contracts traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities.” As of the balance sheet date, therefore, the Funds have no unrecorded liabilities relating to futures contracts. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

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

Quantitative Disclosures

Commodity Price Sensitivity and Interest Rate Sensitivity

The Fund is exposed to commodity price risk through its holdings of commodity futures contracts and interest rate risk through its holdings of short-term U.S. Treasury bills. The following tables provides information about the Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of December 31, 2016, the Fund’s long exposure futures contract positions subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	January 2017 - May 2017	357	$3.62	10,000	$12,905,700	$1,934,520
NY Harbor ULSD	January 2017 - May 2017	177	1.74	42,000	12,933,110	1,734,059
WTI Crude Oil	January 2017 - May 2017	234	55.26	1,000	12,931,960	1,504,150
Grains
Corn	March 2017 - July 2017	721	3.58	5,000	12,902,600	124,187
Soybean	March 2017 - July 2017	255	10.12	5,000	12,900,875	204,926
Soybean Oil	March 2017 - July 2017	617	0.35	60,000	12,921,078	111,384
Wheat	March 2017 - July 2017	613	4.21	5,000	12,900,450	(841,889)
Livestock
Lean Hogs	February 2017 - July 2017	450	0.72	40,000	12,887,770	1,064,470
Live Cattle	February 2017 - June 2017	288	1.12	40,000	12,875,520	794,280
Metals
Copper	March 2017 - July 2017	205	2.51	25,000	12,872,988	854,026
Gold 100 Ounce	February 2017 - June 2017	112	1,154.34	100	12,928,640	(1,420,030)
Platinum	April 2017 - July 2017	285	907.44	50	12,931,075	(802,135)
Silver	March 2017 - July 2017	161	16.04	5,000	12,912,750	(2,005,895)
Softs
Cocoa	March 2017 - July 2017	610	2,117.66	10	12,917,730	(2,728,690)
Coffee “C”	March 2017 - July 2017	247	1.39	37,500	12,909,506	(1,493,926)
Cotton No. 2	March 2017 - July 2017	362	0.71	50,000	12,854,015	235,385
Sugar No. 11	February 2017 - June 2017	600	0.19	112,000	12,905,088	(693,537)

Total					$219,390,855	$(1,424,715)

As of December 31, 2016, the Fund’s aggregate position in short-term U.S. Treasury bills subject to interest rate risk were as follows:

Description	Range of Discount Rates	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	0.44% - 0.50%	February 2017 - March 2017	$200,000,000	$199,838,720	$5,621

Item 8.	Financial Statements and Supplementary Data.

See the Index to Financial Statements on page F-1 for a list of the financial statements being filed as part of this Annual Report. Those Financial Statements, and the notes and schedules related thereto, are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in the Funds’ Current Report on Form 8-K filed with the SEC on April 12, 2016, on April 7, 2016, the Managing Owner dismissed the Funds’ independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”) and on April 8, 2016, approved the engagement of Ernst & Young LLP (“EY”) as the new independent registered public accounting firm for the Funds.

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

The Managing Owner assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Managing Owner used the criteria set forth in the 2013 Internal Controls – Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment, Management believes that, as of December 31, 2016, its internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited the Fund’s consolidated financial statements included in this Annual Report, has issued attestation reports on the Fund’s internal control over financial reporting, which accompany this Annual Report.

Management evaluated whether there was a change in the Fund’s internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. Based on this evaluation, Management believes that there was no such change during the three months ended December 31, 2016.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Managers and Executive Officers of the Registrant.

The Managing Owner and the Sub-Advisor; Management

WisdomTree Commodity Services, LLC serves as the commodity pool operator and Managing Owner of the Funds, and GreenHaven Advisors LLC serves as the commodity trading advisor and Sub-Advisor of the Funds. The Funds have no officers or directors. Set forth below is a description of the officers and key decision-makers of the Managing Owner and the Sub-Adviser as of the date of this Annual Report. The Funds do not directly compensate any of the executive officers noted below.

Executive Officers of the Managing Owner

Name	Position
Gregory Barton	President and Chief Executive Officer
David Castano	Chief Financial Officer and Treasurer
Peter Ziemba	Executive Vice President, Chief Legal Officer and Secretary

The following is a biographical summary of the business experience of the executive officers of the Managing Owner as of the date of this Annual Report.

Gregory Barton - President and Chief Executive Officer. Mr. Barton has served as the Executive Vice President-Operations and Chief Operating Officer of WisdomTree Investments, Inc. (“WTI”) since October 2012. From June 2009 to July 2012, Mr. Barton served as Executive Vice President Business and Legal Affairs, General Counsel and Secretary of The Street, Inc., a financial media company. Mr. Barton served as an Independent Trustee and Chairman of the Audit Committee of WisdomTree Trust from August 2008 to June 2009 and July 2012 to October 2012. From October 2007 to August 2008, Mr. Barton served as General Counsel and Secretary of Martha Stewart Living Omnimedia, Inc., a media and merchandising company. From October 2004 to October 2007, Mr. Barton served as Executive Vice President, Licensing and Legal Affairs, General Counsel and Secretary, and from November 2002 to October 2004, as Executive Vice President, General Counsel and Secretary, of Ziff Davis Media Inc., a technology media company. Preceding Ziff Davis, Mr. Barton served in a variety of positions at WTI (then known as Individual Investor Group, Inc.) from August 1998 to November 2002, including President, Chief Financial Officer and General Counsel. From September 1996 to August 1998, Mr. Barton served as Vice President, Corporate and Legal Affairs, and General Counsel, and from May 1995 to September 1996 as General Counsel, of Alliance Semiconductor Corporation, an integrated circuit company. Mr. Barton received a B.A. degree, summa cum laude, from Claremont McKenna College and a J.D. degree, magna cum laude, from Harvard Law School. Mr. Barton became a registered Associated Person and Principal of the Managing Owner on January 4, 2016. Mr. Barton was also a registered Associated Person and Principal of WisdomTree Coal Services, LLC, effective as of January 4, 2016 through September 28, 2016, and a registered Associated Person and Principal of WisdomTree Asset Management, Inc., effective as of February 15, 2013 and December 13, 2012, respectively. Mr. Barton is 55 years old.

David Castano – Chief Financial Officer and Treasurer. Mr. Castano has served as Director of Fund Accounting & Administration of WisdomTree Asset Management, Inc. since June 2011 and Treasurer/Principal Financial Officer of the WisdomTree Trust since January 2013. From December 2006 to June 2011, Mr. Castano served as an Assistant Vice President and Vice President of Legg Mason & Co., a global investment management firm. From May 2004 to December 2006, Mr. Castano served as an Assistant Treasurer at Lord Abbett mutual funds. From March 2003 to May 2004, Mr. Castano served as a Supervisor at UBS Global Asset Management, a privately owned investment manager. Mr. Castano received a BBA in Public Accounting from Pace University. Mr. Castano became a registered Principal of the Managing Owner on March 8, 2016. Mr. Castano was also a registered Principal of WisdomTree Coal Services, LLC, effective as of March 8, 2016 through September 28, 2016. Mr. Castano is 45 years old.

Peter Ziemba – Executive Vice President, Chief Legal Officer and Secretary. Mr. Ziemba has served as WTI’s Executive Vice President – Business and Legal Affairs since January 2008 and Chief Legal Officer since March 2011. From April 2007 to March 2011, Mr. Ziemba served as WTI’s General Counsel. From September 1982 to April 2007, Mr. Ziemba was an attorney in the Corporate and Securities department of Graubard Miller. Mr. Ziemba received his B.A. in History with university honors from Binghamton University and his J.D., cum laude, from Benjamin N. Cardozo School of Law. Mr. Ziemba served as a director of WTI from 1996 to 2003. Mr. Ziemba is a Principal of WisdomTree Asset Management, Inc. effective as of April 20, 2016. Mr. Ziemba is 59 years old.

Executive Officers and Significant Employees of the Sub-Advisor

Name	Position
Ashmead Pringle	Chief Executive Officer
Cooper Anderson	Chief Financial Officer
Scott Glasing	Trader
Tom Fernandes	Partner

The following is a biographical summary of the business experience of the executive officers and significant employees of the Sub-Adviser as of the date of this Annual Report.

Ashmead Pringle – Chief Executive Officer. Mr. Pringle founded the Sub-Adviser and has served as its Chief Executive Officer in charge of managing its business since November 2015. He became a registered Associated Person and listed Principal of the Sub-Adviser in November 2015. Mr. Pringle also founded Grain Service Corporation (“GSC”), a commodity research and trading company, and has served as its President since October 1984. He became a registered Associated Person and listed Principal of GSC in June 1985. Mr. Pringle also founded the Managing Owner and served as its Chief Executive Officer in charge of managing its business from October 2006 to January 2016. He was a registered Associated Person and listed Principal of the Managing Owner from October 2006 to January 2016. Mr. Pringle also founded GreenHaven LLC, the former holding company of the Managing Owner, and managed its business operations from September 2006 to February 2011. Mr. Pringle was a registered Associated Person and listed Principal of GreenHaven LLC from September 2006 to February 2011. Mr. Pringle also founded the GreenHaven Coal Services, LLC (“GreenHaven Coal”), the Sponsor of the GreenHaven Coal Fund (liquidated in September 2016), and served as its President in charge of managing its business from August 2012 to January 2016. He was a registered Associated Person and listed Principal of GreenHaven Coal from August 2012 to January 2016. Mr. Pringle is 70 years old.

Cooper Anderson – Chief Financial Officer. Mr. Anderson is a trader for the Sub-Adviser and is responsible for daily futures trading, cash flow management, treasury portfolio management, and quantitative analysis for the Fund. He became a registered Associated Person and listed Principal of the Sub-Adviser in November 2015. From December of 2002 to March of 2006, Mr. Anderson worked as an analyst in Institutional Equity Sales and Trading for Credit Suisse Securities USA LLC, a securities broker dealer and investment bank based in Zurich, Switzerland. At Credit Suisse Securities USA LLC, Mr. Anderson served as a brokerage sales person covering the major financial institutions in the Southeastern United States and the Caribbean. Between March of 2006 and April of 2007, Mr. Anderson took time off from work. From May 2007 to February 2011, Mr. Anderson was a managing partner and registered Associated Person and listed Principal of GreenHaven LLC, the former holding company of the Managing Owner. From November 2009 to January 2016, Mr. Anderson was a trader and Chief Financial Officer, and registered Associated Person and listed Principal of the Managing Owner. From May 2012 to January 2016, Mr. Anderson was the Chief Financial Officer of GreenHaven Coal, the Sponsor of the GreenHaven Coal Fund (liquidated in September 2016), responsible for managing GreenHaven Coal and the GreenHaven Coal Fund’s finances and trading, and a registered Associated Person and listed Principal of GreenHaven Coal. Mr. Anderson is 37 years old.

Scott Glasing – Trader. Mr. Glasing is a trader for the Sub-Adviser and is responsible for daily futures trading. He became a registered Associated Person and listed Principal of the Sub-Adviser in November 2015. Since February 1998, Mr. Glasing has worked for GSC as a trader. He became a registered Associated Person of GSC in April 1998 and a listed Principal of GSC in March 1998. From September 2006 to February 2011, Mr. Glasing was a trader and a registered Associated Person of GreenHaven LLC, the former holding company of the Managing Owner. From November 2006 to January 2016, Mr. Glasing was a trader and a registered Associated Person and listed Principal of the Managing Owner. From August 2012 to January 2016, Mr. Glasing was a trader and a registered Associated Person and listed Principal of GreenHaven Coal, the Sponsor of the GreenHaven Coal Fund (liquidated in September 2016). Mr. Glasing is 54 years old.

Tom Fernandes – Partner. Mr. Fernandes is a managing partner of the Sub-Advisor. He became a registered Associated Person and listed Principal of the Sub-Adviser in November 2015. From March 2000 to March 2002, Mr. Fernandes was employed as a trader at Fleet Bank of Boston. From March 2002 to April 2005, Mr. Fernandes worked as an analyst at West Broadway Partners, an investment partnership. From May 2005 to October 2006, Mr. Fernandes served as a commodity expert for GSC. He was registered as an Associated Person of GSC starting in August 2005. From October 2006 to August 2012, Mr. Fernandes served as Chief Financial Officer of the Managing Owner. Mr. Fernandes was a registered Associated Person of the Managing Owner from November 2006 until February 2016 and was registered Principal of the Managing Owner from October 2006 until August 2012. From August 2006 to February 2011, Mr. Fernandes was a managing partner and a registered Associated Person and listed Principal of GreenHaven LLC, the former holding company of the Managing Owner. From August 2012 to October 2014, Mr. Fernandes was Chief Operating Officer and a registered Associated Person and listed Principal of GreenHaven Coal, the Sponsor of the GreenHaven Coal Fund (liquidated in September 2016). Since August 2012, Mr. Fernandes has served as Chief Executive Officer of GSC Agribusiness, a livestock producer. Mr. Fernandes is 43 years old.

Item 11.	Executive Compensation.

The Funds have no employees, officers or directors and is managed by the Managing Owner. None of the directors or officers of the Managing Owner receive compensation from the Funds. For the year ended December 31, 2016, the Managing Owner received a monthly management fee of 1/12 of 0.85% (0.85% annually) of the average daily net assets of the Fund during the preceding month. During the fiscal years ended December 31, 2016, 2015, and 2014, the Fund incurred management fees of $1,860,871, $2,121,828, and $2,835,654, respectively.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Funds have no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Limited Shares as of December 31, 2016, by the Managing Owner. No person is known by us to own beneficially more than 5% of the outstanding shares of such class.

Title of Class	Name/Address of Beneficial Owner	Amount/Nature of Beneficial Ownership
General Shares	WisdomTree Commodity Services, LLC 245 Park Avenue, 35th Floor New York, New York 10167	50 Shares

Item 13.	Certain Relationships and Related Transactions and Director Independence.

None.

Item 14.	Principal Accountant Fees and Services.

Audit and Non-Audit Fees

On April 7, 2016 the Managing Owner dismissed Grant Thornton as the Funds’ independent registered public accounting firm. On April 8, 2016, the Managing Owner approved the engagement of EY as the new independent registered public accounting firm for the Funds. See Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure above for more information. Fees for services performed by EY for the year ended December 31, 2016(1) and Grant Thornton for the year ended December 31, 2015 are set forth in the chart below.

	EY	Grant Thornton
	2016	2015
Audit fees	$75,000	$199,066
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total(1)	$75,000	$199,066

(1)	In addition, Grant Thornton received $53,000 during the fiscal year ended December 31, 2016, in connection with its consent to the incorporation by reference of financial statements audited by them into the Funds’ Registration Statement on Form S-3 filed with the SEC on October 18, 2016.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Managing Owner approved 100% of the services provided by the Funds’ independent registered public accounting firm described above. For the year ended December 31, 2016, the Managing Owner pre-approved all audit and allowed non-audit services of the Fund’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this Annual Report. Schedules may have been omitted since they are either not required, not applicable, or the information has otherwise been included.

Exhibit	Description of Document
3.1	Certificate of Amendment to Certificate of Trust of GreenHaven Continuous Commodity Index Fund (1)

3.2	Certificate of Amendment to Certificate of Trust of GreenHaven Continuous Commodity Index Master Fund (2)

3.3	Amended Declaration of Trust and Trust Agreement of GreenHaven Continuous Commodity Index Fund (3)

3.4	Amendment to the Declaration of Trust and Trust Agreement of Greenhaven Continuous Commodity Index Fund (4)

3.5	Amended Declaration of Trust and Trust Agreement of GreenHaven Continuous Commodity Index Master Fund (5)

3.6	Amendment to the Declaration of Trust and Trust Agreement of Greenhaven Continuous Commodity Index Master Fund (6)

10.1	Commodity Subadvisory Agreement (7)

10.2	Master Custodian Agreement (8)

10.3	Administration Agreement (9)

10.4	Distribution Services Agreement (10)

10.5	Transfer Agency and Services Agreement (11)

10.6	Form of Participant Agreement (12)

10.7	Amended and Restated License Agreement (13)

16.1	Letter of Grant Thornton LLP dated April 12, 2016 (14)

23.1	Consent of Ernst & Young LLP (15)

23.2	Consent of Grant Thornton LLP (15)

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (15)

31.2	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (15)

31.3	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (15)

31.4	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (15)

32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

32.3	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

32.4	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (15)

(1)	Incorporated by reference to Exhibit 3.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(2)	Incorporated by reference to Exhibit 3.3 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(3)	Incorporated by reference to Exhibit A-2 of the Fund’s pre-effective Registration Statement on Form S-1 filed November 3, 2006.
(4)	Incorporated by reference to Exhibit 3.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(5)	Incorporated by reference to Exhibit A-1 of the Fund’s pre-effective Registration Statement on Form S-1 filed November 3, 2006.
(6)	Incorporated by reference to Exhibit 3.4 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(7)	Incorporated by reference to Exhibit 10.1 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(8)	Incorporated by reference to Exhibit 10.2 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(9)	Incorporated by reference to Exhibit 10.3 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(10)	Incorporated by reference to Exhibit 10.4 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(11)	Incorporated by reference to Exhibit 10.5 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(12)	Incorporated by reference to Exhibit 10.6 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(13)	Incorporated by reference to Exhibit 10.7 of the Fund’s Current Report on Form 8-K filed January 4, 2016.
(14)	Incorporated by reference to Exhibit 16.1 of the Fund’s Current Report on Form 8-K filed April 12, 2016.
(15)	Filed herewith.

Item 16.	Summary.

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Funds have elected not to include such summary information.

WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund)

WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund)

Report of Independent Registered Public Accounting Firm

The Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Fund

We have audited the accompanying consolidated statements of financial condition, including the schedule of investments, of WisdomTree Continuous Commodity Index Fund (the “Fund”) as of December 31, 2016, and the related consolidated statements of income and expenses, changes in shareholders’ equity and cash flows for the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WisdomTree Continuous Commodity Index Fund at December 31, 2016, and the consolidated results of their operations and their cash flows for the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WisdomTree Continuous Commodity Index Fund’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, NY

February 27, 2017

Report of Independent Registered Public Accounting Firm

To the Managing Owner and Shareholders of the WisdomTree Continuous Commodity Index Fund

(f/k/a GreenHaven Continuous Commodity Index Fund):

We have audited the accompanying consolidated statements of financial condition, including the consolidated schedule of investments, of the WisdomTree Continuous Commodity Index Fund (a Delaware Statutory Trust) and subsidiary (collectively, the “Fund”), as of December 31, 2015, and the related consolidated statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the WisdomTree Continuous Commodity Index Fund and subsidiary, as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 15, 2016

Report of Independent Registered Public Accounting Firm

The Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Master Fund

We have audited the accompanying consolidated statements of financial condition, including the schedule of investments, of WisdomTree Continuous Commodity Index Master Fund (the “Fund”) as of December 31, 2016, and the related consolidated statements of income and expenses, changes in shareholders’ equity and cash flows for the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WisdomTree Continuous Commodity Index Master Fund at December 31, 2016, and the consolidated results of their operations and their cash flows for the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), WisdomTree Continuous Commodity Index Master Fund’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, NY

February 27, 2017

Report of Independent Registered Public Accounting Firm

To the Managing Owner and Shareholders of the WisdomTree Continuous Commodity Index Master Fund

(f/k/a GreenHaven Continuous Commodity Index Master Fund):

We have audited the accompanying statements of financial condition, including the schedule of investments, of the WisdomTree Continuous Commodity Index Master Fund (a Delaware Statutory Trust) (the “Master Fund”), as of December 31, 2015, and the related statements of income and expenses, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Master Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the WisdomTree Continuous Commodity Index Master Fund, as of December 31, 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Atlanta, Georgia

March 15, 2016

Report of Independent Registered Public Accounting Firm

The Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Fund

We have audited WisdomTree Continuous Commodity Index Fund’s (the “Fund”) internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Fund’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Management’s Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, WisdomTree Continuous Commodity Index Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the schedule of investments, of WisdomTree Continuous Commodity Index Fund as of December 31, 2016, and the related consolidated statements of income and expenses, changes in shareholders’ equity and cash flows for the period ended December 31, 2016 of WisdomTree Continuous Commodity Index Fund and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, NY

February 27, 2017

Report of Independent Registered Public Accounting Firm

The Managing Owner and Shareholders of WisdomTree Continuous Commodity Index Master Fund

We have audited WisdomTree Continuous Commodity Index Master Fund’s (the “Fund”) internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Fund’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Management’s Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

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

In our opinion, WisdomTree Continuous Commodity Index Master Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition, including the schedule of investments, of WisdomTree Continuous Commodity Index Master Fund as of December 31, 2016 and the related consolidated statements of income and expenses, changes in shareholders’ equity and cash flows for the period ended December 31, 2016 of WisdomTree Continuous Commodity Index Master Fund and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, NY

February 27, 2017

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Cash	$8,738,522	$—
Cash held by broker for futures contracts (Note 3)	12,839,693	83,440,007
Short-term investments (cost $199,833,099 and $149,963,671 as of 2016 and 2015, respectively)	199,838,720	149,980,000

Total Assets	221,416,935	233,420,007

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	1,424,715	8,705,967
Management fee payable to related party	158,443	166,759
Accrued brokerage fees and expenses payable	173,182	28,756

Total Liabilities	1,756,340	8,901,482

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(533)	(572)

Total General Units	967	928

Limited Units:
Paid in capital - 11,350,000 and 12,100,000 redeemable shares issued and outstanding as of 2016 and 2015, respectively	346,357,042	360,079,849
Accumulated deficit	(126,697,414)	(135,562,252)

Total Limited Units	219,659,628	224,517,597

Total shareholders’ equity	219,660,595	224,518,525

Total liabilities and shareholders’ equity	$221,416,935	$233,420,007

Net asset value per share
General Units	$19.35	$18.56

Limited Units	$19.35	$18.56

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2016

Description	Percentage of Net Assets	Fair Value	Face Amount

U.S. Treasury Obligations
U.S. Treasury Bills
0.44% 2/16/17*	27.30%	$59,968,080	$60,000,000
0.47% 3/2/17*	31.84	69,946,450	70,000,000
0.49% 3/23/17*(a)	31.83	69,924,190	70,000,000

Total U.S. Treasury Obligations (Cost: $199,833,099)	90.97%	$199,838,720	$200,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value

Futures Contracts Long Exposure
Cocoa
expiration date 3/16/17	203	(0.48)%	$(1,048,280)	$4,315,780
expiration date 5/15/17	203	(0.50)	(1,088,550)	4,289,390
expiration date 7/14/17	204	(0.27)	(591,860)	4,312,560
Coffee “C”
expiration date 3/21/17	83	(0.16)	(341,588)	4,265,681
expiration date 5/18/17	82	(0.16)	(351,750)	4,286,550
expiration date 7/19/17	82	(0.36)	(800,588)	4,357,275
Copper
expiration date 3/29/17	69	0.19	418,950	4,321,988
expiration date 5/26/17	68	0.19	418,013	4,270,400
expiration date 7/27/17	68	0.01	17,063	4,280,600
Corn
expiration date 3/14/17	241	0.04	90,475	4,241,600
expiration date 5/12/17	240	0.03	73,812	4,290,000
expiration date 7/14/17	240	(0.02)	(40,100)	4,371,000
Cotton No. 2
expiration date 3/9/17	121	0.08	182,865	4,274,325
expiration date 5/8/17	120	0.00	2,000	4,261,200
expiration date 7/7/17	121	0.02	50,520	4,318,490
Gold 100 Ounce
expiration date 2/24/17	38	(0.23)	(502,630)	4,376,460
expiration date 4/26/17	37	(0.26)	(566,920)	4,270,910
expiration date 6/28/17	37	(0.16)	(350,480)	4,281,270
Lean Hogs
expiration date 2/14/17	113	0.25	543,570	2,989,980
expiration date 4/17/17	113	0.16	341,360	3,076,990
expiration date 6/14/17	112	0.06	131,780	3,427,200
expiration date 7/17/17	112	0.02	47,760	3,393,600
Live Cattle
expiration date 2/28/17	96	0.14	306,400	4,456,320
expiration date 4/28/17	96	0.10	217,070	4,399,680
expiration date 6/30/17	96	0.12	270,810	4,019,520
Natural Gas
expiration date 1/27/17	71	0.16	344,220	2,644,040
expiration date 2/24/17	71	0.15	338,950	2,615,640
expiration date 3/29/17	71	0.17	375,650	2,531,860
expiration date 4/26/17	72	0.20	444,320	2,550,960
expiration date 5/26/17	72	0.20	431,380	2,563,200

NY Harbor ULSD
expiration date 1/31/17	36	0.15	335,177	2,613,038
expiration date 2/28/17	36	0.16	345,064	2,627,856
expiration date 3/31/17	35	0.16	353,686	2,557,065
expiration date 4/28/17	35	0.16	351,746	2,563,827
expiration date 5/31/17	35	0.16	348,386	2,571,324
Platinum
expiration date 4/26/17	143	(0.23)	(507,030)	6,475,755
expiration date 7/27/17	142	(0.13)	(295,105)	6,455,320
Silver
expiration date 3/29/17	54	(0.33)	(715,760)	4,317,030
expiration date 5/26/17	54	(0.33)	(735,715)	4,331,340
expiration date 7/27/17	53	(0.25)	(554,420)	4,264,380
Soybean
expiration date 3/14/17	85	0.04	87,063	4,267,000
expiration date 5/12/17	85	0.06	120,263	4,303,125
expiration date 7/14/17	85	0.00	(2,400)	4,330,750
Soybean Oil
expiration date 3/14/17	206	0.04	78,492	4,283,976
expiration date 5/12/17	206	0.04	94,890	4,316,112
expiration date 7/14/17	205	(0.03)	(61,998)	4,320,990
Sugar No. 11
expiration date 2/28/17	200	(0.11)	(239,019)	4,370,240
expiration date 4/28/17	201	(0.09)	(208,936)	4,333,560
expiration date 6/30/17	199	(0.11)	(245,582)	4,201,288
Wheat
expiration date 3/14/17	205	(0.15)	(326,863)	4,182,000
expiration date 5/12/17	204	(0.15)	(336,588)	4,289,100
expiration date 7/14/17	204	(0.08)	(178,438)	4,429,350
WTI Crude Oil
expiration date 1/20/17	47	0.12	269,230	2,524,840
expiration date 2/21/17	47	0.13	281,350	2,569,020
expiration date 3/21/17	47	0.13	288,040	2,605,210
expiration date 4/20/17	47	0.15	326,130	2,634,350
expiration date 5/22/17	46	0.15	339,400	2,598,540

Total		(0.65)%	$(1,424,715)	$219,390,855

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2015

Description		Percentage of Net Assets	Fair Value	Face Amount

U.S. Treasury Obligations
U.S. Treasury Bills
0.17%, 1/28/16*(a)		22.27%	$49,995,900	$50,000,000
0.14%, 2/11/16*(a)		22.27	49,993,400	50,000,000
0.28%, 3/17/16*(a)		22.26	49,990,700	50,000,000

Total U.S. Treasury Obligations (Cost: $149,963,671)		66.80%	$149,980,000	$150,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value

Futures Contracts Long Exposure
Cocoa
expiration date 3/15/16	137	0.05%	$119,700	$4,399,070
expiration date 5/13/16	137	0.05	113,380	4,393,590
expiration date 7/14/16	138	(0.05)	(119,940)	4,420,140
Coffee “C”
expiration date 3/18/16	91	(0.05)	(118,144)	4,323,638
expiration date 5/18/16	91	(0.04)	(96,862)	4,395,300
expiration date 7/19/16	91	0.12	267,150	4,461,844
Copper
expiration date 3/29/16	82	(0.14)	(309,850)	4,376,750
expiration date 5/26/16	82	(0.15)	(338,513)	4,390,075
expiration date 7/27/16	82	(0.04)	(81,925)	4,400,325
Corn
expiration date 3/14/16	242	(0.13)	(301,212)	4,340,875
expiration date 5/13/16	242	(0.14)	(315,375)	4,410,450
expiration date 7/14/16	241	(0.05)	(114,900)	4,464,525
Cotton No. 2
expiration date 3/8/16	138	(0.02)	(35,815)	4,366,320
expiration date 5/6/16	137	(0.01)	(12,455)	4,391,535
expiration date 7/7/16	137	0.04	97,490	4,438,115
Gold 100 Ounce
expiration date 2/25/16	42	(0.18)	(401,480)	4,452,840
expiration date 4/27/16	41	(0.09)	(211,170)	4,349,280
expiration date 6/28/16	41	(0.05)	(104,370)	4,352,150
Lean Hogs
expiration date 2/12/16	117	(0.11)	(239,750)	2,798,640
expiration date 4/14/16	117	(0.07)	(148,820)	3,086,460
expiration date 6/14/16	117	0.10	220,880	3,650,400
expiration date 7/15/16	117	0.08	185,740	3,643,380
Live Cattle
expiration date 2/29/16	82	(0.09)	(204,150)	4,487,040
expiration date 4/29/16	82	(0.04)	(86,140)	4,525,580
expiration date 6/30/16	82	0.06	132,670	4,191,840
Natural Gas
expiration date 1/27/16	111	(0.18)	(395,510)	2,594,070
expiration date 2/25/16	110	(0.14)	(318,070)	2,599,300
expiration date 3/29/16	110	(0.11)	(238,510)	2,625,700
expiration date 4/27/16	110	(0.02)	(39,980)	2,666,400
expiration date 5/26/16	110	(0.02)	(46,190)	2,714,800

NY Harbor ULSD
expiration date 1/29/16	54	(0.38)	(848,266)	2,549,005
expiration date 2/29/16	54	(0.35)	(789,184)	2,605,705
expiration date 3/31/16	54	(0.32)	(719,783)	2,647,436
expiration date 4/29/16	53	(0.25)	(556,471)	2,649,163
expiration date 5/31/16	53	(0.24)	(551,179)	2,705,480
Platinum
expiration date 4/27/16	147	(0.11)	(254,960)	6,565,020
expiration date 7/27/16	148	0.06	126,785	6,615,600
Silver
expiration date 3/29/16	64	(0.18)	(414,395)	4,416,960
expiration date 5/26/16	64	(0.17)	(374,635)	4,426,880
expiration date 7/27/16	63	(0.07)	(151,495)	4,368,105
Soybean
expiration date 3/14/16	101	(0.10)	(231,875)	4,364,463
expiration date 5/13/16	101	(0.10)	(221,537)	4,390,975
expiration date 7/14/16	101	0.01	24,500	4,427,587
Soybean Oil
expiration date 3/14/16	237	0.12	277,464	4,372,650
expiration date 5/13/16	237	0.13	288,294	4,402,512
expiration date 7/14/16	237	0.18	391,830	4,433,796
Sugar No. 11
expiration date 2/29/16	263	0.27	600,074	4,489,094
expiration date 4/29/16	264	0.26	591,270	4,411,546
expiration date 6/30/16	264	0.06	126,717	4,328,755
Wheat
expiration date 3/14/16	185	(0.14)	(314,138)	4,347,500
expiration date 5/13/16	185	(0.13)	(298,525)	4,407,625
expiration date 7/14/16	184	(0.07)	(160,687)	4,445,900
WTI Crude Oil
expiration date 1/20/16	68	(0.22)	(502,660)	2,518,720
expiration date 2/22/16	68	(0.22)	(492,250)	2,595,560
expiration date 3/21/16	68	(0.20)	(445,480)	2,660,840
expiration date 4/20/16	67	(0.15)	(334,250)	2,678,660
expiration date 5/20/16	67	(0.15)	(329,010)	2,727,570

Total		(3.88)%	$(8,705,967)	$224,263,539

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income:
Interest income	$476,315	$45,979	$44,304

Expenses:
Management fee to related party	1,860,871	2,121,828	2,835,654
Brokerage fees and expenses	437,850	499,254	667,213

Total expenses	2,298,721	2,621,082	3,502,867

Net investment loss	(1,822,406)	(2,575,103)	(3,458,563)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	—	3,500	—
Futures Contracts	3,416,739	(67,922,804)	(12,125,640)

Net Realized Gain (Loss)	3,416,739	(67,919,304)	(12,125,640)

Net Change in Unrealized Gain (Loss) from:
Investments	(10,708)	15,148	(1,254)
Futures Contracts	7,281,252	18,543,109	(23,193,888)

Net Change in Unrealized Gain (Loss)	7,270,544	18,558,257	(23,195,142)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	10,687,283	(49,361,047)	(35,320,782)

Net Gain (Loss)	$8,864,877	$(51,936,150)	$(38,779,345)

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2016

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525
Creation of Units	—	—	—	—	950,000	18,731,395	—	18,731,395	18,731,395
Redemption of Units	—	—	—	—	(1,700,000)	(32,454,202)	—	(32,454,202)	(32,454,202)
Net Gain (Loss):
Net Investment Loss	—	—	(10)	(10)	—	—	(1,822,396)	(1,822,396)	(1,822,406)
Net Realized Gain from Investments and Futures Contracts	—	—	15	15	—	—	3,416,724	3,416,724	3,416,739
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	34	34	—	—	7,270,510	7,270,510	7,270,544

Net Gain	—	—	39	39	—	—	8,864,838	8,864,838	8,864,877

Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2014	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134
Creation of Units	—	—	—	—	2,150,000	45,167,597	—	45,167,597	45,167,597
Redemption of Units	—	—	—	—	(1,750,000)	(35,611,056)	—	(35,611,056)	(35,611,056)
Net Gain (Loss):
Net Investment Loss	—	—	(12)	(12)	—	—	(2,575,091)	(2,575,091)	(2,575,103)
Net Realized Loss from Investments and Futures Contracts	—	—	(284)	(284)	—	—	(67,919,020)	(67,919,020)	(67,919,304)
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	84	84	—	—	18,558,173	18,558,173	18,558,257

Net Loss	—	—	(212)	(212)	—	—	(51,935,938)	(51,935,938)	(51,936,150)

Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2014

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2013	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Units	—	—	—	—	1,550,000	43,387,949	—	43,387,949	43,387,949
Redemption of Units	—	—	—	—	(2,300,000)	(57,703,054)	—	(57,703,054)	(57,703,054)
Net Loss:
Net Investment Loss	—	—	(15)	(15)	—	—	(3,458,548)	(3,458,548)	(3,458,563)
Net Realized Loss on Investments and Futures Contracts	—	—	(45)	(45)	—	—	(12,125,595)	(12,125,595)	(12,125,640)
Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts	—	—	(85)	(85)	—	—	(23,195,057)	(23,195,057)	(23,195,142)

Net Loss	—	—	(145)	(145)	—	—	(38,779,200)	(38,779,200)	(38,779,345)

Balance at December 31, 2014	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities
Net Gain (Loss)	$8,864,877	$(51,936,150)	$(38,779,345)

Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(759,393,113)	(649,921,623)	(778,448,400)
Proceeds from sales of investment securities	710,000,000	700,001,500	778,495,000
Net accretion of discount	(476,315)	(45,979)	(44,304)
Net realized gain (loss) on investment securities	—	(3,500)	—
Net change in unrealized gain/loss from investments	10,708	(15,148)	1,254
Net change in unrealized gain/loss from futures contracts	(7,281,252)	(18,543,109)	23,193,888
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Management fee payable to related party	(8,316)	(38,733)	(35,651)
Accrued brokerage fees and expenses payable	144,426	(46,866)	(51,862)

Net cash used for operating activities	(48,138,985)	(20,549,608)	(15,669,420)

Cash flows from financing activities
Proceeds from creation of Limited Units	18,731,395	45,167,597	43,387,949
Redemption of Limited Units	(32,454,202)	(35,611,056)	(57,703,054)

Net cash provided by (used for) financing activities	(13,722,807)	9,556,541	(14,315,105)

Net decrease in cash	(61,861,792)	(10,993,067)	(29,984,525)
Cash* at beginning of year	83,440,007	94,433,074	124,417,599

Cash* at end of year	$21,578,215	$83,440,007	$94,433,074

*	Includes cash held by the broker for futures contracts.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

December 31, 2016 and 2015

	December 31, 2016	December 31, 2015
Assets:
Cash	$8,738,522	$—
Cash held by broker for futures contracts (Note 3)	12,839,693	83,440,007
Short-term investments (cost $199,833,099 and $149,963,671 as of 2016 and 2015, respectively)	199,838,720	149,980,000

Total Assets	221,416,935	233,420,007

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	1,424,715	8,705,967
Management fee payable to related party	158,443	166,759
Accrued brokerage fees and expenses payable	173,182	28,756

Total Liabilities	1,756,340	8,901,482

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(533)	(572)

Total General Units	967	928

Limited Units:
Paid in capital - 11,350,000 and 12,100,000 redeemable shares issued and outstanding as of 2016 and 2015, respectively	346,357,042	360,079,849
Accumulated deficit	(126,697,414)	(135,562,252)

Total Limited Units	219,659,628	224,517,597

Total shareholders’ equity	219,660,595	224,518,525

Total liabilities and shareholders’ equity	$221,416,935	$233,420,007

Net asset value per share
General Units	$19.35	$18.56

Limited Units	$19.35	$18.56

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2016

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.44% 2/16/17*		27.30%	$59,968,080	$60,000,000
0.47% 3/2/17*		31.84	69,946,450	70,000,000
0.49% 3/23/17*(a)		31.83	69,924,190	70,000,000

Total U.S. Treasury Obligations (Cost: $199,833,099)		90.97%	$199,838,720	$200,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure
Cocoa
expiration date 3/16/17	203	(0.48)%	$(1,048,280)	$4,315,780
expiration date 5/15/17	203	(0.50)	(1,088,550)	4,289,390
expiration date 7/14/17	204	(0.27)	(591,860)	4,312,560
Coffee “C”
expiration date 3/21/17	83	(0.16)	(341,588)	4,265,681
expiration date 5/18/17	82	(0.16)	(351,750)	4,286,550
expiration date 7/19/17	82	(0.36)	(800,588)	4,357,275
Copper
expiration date 3/29/17	69	0.19	418,950	4,321,988
expiration date 5/26/17	68	0.19	418,013	4,270,400
expiration date 7/27/17	68	0.01	17,063	4,280,600
Corn
expiration date 3/14/17	241	0.04	90,475	4,241,600
expiration date 5/12/17	240	0.03	73,812	4,290,000
expiration date 7/14/17	240	(0.02)	(40,100)	4,371,000
Cotton No. 2
expiration date 3/9/17	121	0.08	182,865	4,274,325
expiration date 5/8/17	120	0.00	2,000	4,261,200
expiration date 7/7/17	121	0.02	50,520	4,318,490
Gold 100 Ounce
expiration date 2/24/17	38	(0.23)	(502,630)	4,376,460
expiration date 4/26/17	37	(0.26)	(566,920)	4,270,910
expiration date 6/28/17	37	(0.16)	(350,480)	4,281,270
Lean Hogs
expiration date 2/14/17	113	0.25	543,570	2,989,980
expiration date 4/17/17	113	0.16	341,360	3,076,990
expiration date 6/14/17	112	0.06	131,780	3,427,200
expiration date 7/17/17	112	0.02	47,760	3,393,600
Live Cattle
expiration date 2/28/17	96	0.14	306,400	4,456,320
expiration date 4/28/17	96	0.10	217,070	4,399,680
expiration date 6/30/17	96	0.12	270,810	4,019,520
Natural Gas
expiration date 1/27/17	71	0.16	344,220	2,644,040
expiration date 2/24/17	71	0.15	338,950	2,615,640
expiration date 3/29/17	71	0.17	375,650	2,531,860
expiration date 4/26/17	72	0.20	444,320	2,550,960
expiration date 5/26/17	72	0.20	431,380	2,563,200

NY Harbor ULSD
expiration date 1/31/17	36	0.15	335,177	2,613,038
expiration date 2/28/17	36	0.16	345,064	2,627,856
expiration date 3/31/17	35	0.16	353,686	2,557,065
expiration date 4/28/17	35	0.16	351,746	2,563,827
expiration date 5/31/17	35	0.16	348,386	2,571,324
Platinum
expiration date 4/26/17	143	(0.23)	(507,030)	6,475,755
expiration date 7/27/17	142	(0.13)	(295,105)	6,455,320
Silver
expiration date 3/29/17	54	(0.33)	(715,760)	4,317,030
expiration date 5/26/17	54	(0.33)	(735,715)	4,331,340
expiration date 7/27/17	53	(0.25)	(554,420)	4,264,380
Soybean
expiration date 3/14/17	85	0.04	87,063	4,267,000
expiration date 5/12/17	85	0.06	120,263	4,303,125
expiration date 7/14/17	85	0.00	(2,400)	4,330,750
Soybean Oil
expiration date 3/14/17	206	0.04	78,492	4,283,976
expiration date 5/12/17	206	0.04	94,890	4,316,112
expiration date 7/14/17	205	(0.03)	(61,998)	4,320,990
Sugar No. 11
expiration date 2/28/17	200	(0.11)	(239,019)	4,370,240
expiration date 4/28/17	201	(0.09)	(208,936)	4,333,560
expiration date 6/30/17	199	(0.11)	(245,582)	4,201,288
Wheat
expiration date 3/14/17	205	(0.15)	(326,863)	4,182,000
expiration date 5/12/17	204	(0.15)	(336,588)	4,289,100
expiration date 7/14/17	204	(0.08)	(178,438)	4,429,350
WTI Crude Oil
expiration date 1/20/17	47	0.12	269,230	2,524,840
expiration date 2/21/17	47	0.13	281,350	2,569,020
expiration date 3/21/17	47	0.13	288,040	2,605,210
expiration date 4/20/17	47	0.15	326,130	2,634,350
expiration date 5/22/17	46	0.15	339,400	2,598,540

Total		(0.65)%	$(1,424,715)	$219,390,855

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2015

Description	Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.17%, 1/28/16*(a)	22.27%	$49,995,900	$50,000,000
0.14%, 2/11/16*(a)	22.27	49,993,400	50,000,000
0.28%, 3/17/16*(a)	22.26	49,990,700	50,000,000

Total U.S. Treasury Obligations (Cost: $149,963,671)	66.80%	$149,980,000	$150,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure
Cocoa
expiration date 3/15/16	137	0.05%	$119,700	$4,399,070
expiration date 5/13/16	137	0.05	113,380	4,393,590
expiration date 7/14/16	138	(0.05)	(119,940)	4,420,140
Coffee “C”
expiration date 3/18/16	91	(0.05)	(118,144)	4,323,638
expiration date 5/18/16	91	(0.04)	(96,862)	4,395,300
expiration date 7/19/16	91	0.12	267,150	4,461,844
Copper
expiration date 3/29/16	82	(0.14)	(309,850)	4,376,750
expiration date 5/26/16	82	(0.15)	(338,513)	4,390,075
expiration date 7/27/16	82	(0.04)	(81,925)	4,400,325
Corn
expiration date 3/14/16	242	(0.13)	(301,212)	4,340,875
expiration date 5/13/16	242	(0.14)	(315,375)	4,410,450
expiration date 7/14/16	241	(0.05)	(114,900)	4,464,525
Cotton No. 2
expiration date 3/8/16	138	(0.02)	(35,815)	4,366,320
expiration date 5/6/16	137	(0.01)	(12,455)	4,391,535
expiration date 7/7/16	137	0.04	97,490	4,438,115
Gold 100 Ounce
expiration date 2/25/16	42	(0.18)	(401,480)	4,452,840
expiration date 4/27/16	41	(0.09)	(211,170)	4,349,280
expiration date 6/28/16	41	(0.05)	(104,370)	4,352,150
Lean Hogs
expiration date 2/12/16	117	(0.11)	(239,750)	2,798,640
expiration date 4/14/16	117	(0.07)	(148,820)	3,086,460
expiration date 6/14/16	117	0.10	220,880	3,650,400
expiration date 7/15/16	117	0.08	185,740	3,643,380
Live Cattle
expiration date 2/29/16	82	(0.09)	(204,150)	4,487,040
expiration date 4/29/16	82	(0.04)	(86,140)	4,525,580
expiration date 6/30/16	82	0.06	132,670	4,191,840
Natural Gas
expiration date 1/27/16	111	(0.18)	(395,510)	2,594,070
expiration date 2/25/16	110	(0.14)	(318,070)	2,599,300
expiration date 3/29/16	110	(0.11)	(238,510)	2,625,700
expiration date 4/27/16	110	(0.02)	(39,980)	2,666,400
expiration date 5/26/16	110	(0.02)	(46,190)	2,714,800
NY Harbor ULSD
expiration date 1/29/16	54	(0.38)	(848,266)	2,549,005
expiration date 2/29/16	54	(0.35)	(789,184)	2,605,705
expiration date 3/31/16	54	(0.32)	(719,783)	2,647,436
expiration date 4/29/16	53	(0.25)	(556,471)	2,649,163
expiration date 5/31/16	53	(0.24)	(551,179)	2,705,480
Platinum
expiration date 4/27/16	147	(0.11)	(254,960)	6,565,020
expiration date 7/27/16	148	0.06	126,785	6,615,600
Silver
expiration date 3/29/16	64	(0.18)	(414,395)	4,416,960
expiration date 5/26/16	64	(0.17)	(374,635)	4,426,880
expiration date 7/27/16	63	(0.07)	(151,495)	4,368,105
Soybean
expiration date 3/14/16	101	(0.10)	(231,875)	4,364,463
expiration date 5/13/16	101	(0.10)	(221,537)	4,390,975
expiration date 7/14/16	101	0.01	24,500	4,427,587
Soybean Oil
expiration date 3/14/16	237	0.12	277,464	4,372,650
expiration date 5/13/16	237	0.13	288,294	4,402,512
expiration date 7/14/16	237	0.18	391,830	4,433,796
Sugar No. 11
expiration date 2/29/16	263	0.27	600,074	4,489,094
expiration date 4/29/16	264	0.26	591,270	4,411,546
expiration date 6/30/16	264	0.06	126,717	4,328,755
Wheat
expiration date 3/14/16	185	(0.14)	(314,138)	4,347,500
expiration date 5/13/16	185	(0.13)	(298,525)	4,407,625
expiration date 7/14/16	184	(0.07)	(160,687)	4,445,900
WTI Crude Oil
expiration date 1/20/16	68	(0.22)	(502,660)	2,518,720
expiration date 2/22/16	68	(0.22)	(492,250)	2,595,560
expiration date 3/21/16	68	(0.20)	(445,480)	2,660,840
expiration date 4/20/16	67	(0.15)	(334,250)	2,678,660
expiration date 5/20/16	67	(0.15)	(329,010)	2,727,570

Total		(3.88)%	$(8,705,967)	$224,263,539

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Income and Expenses

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Income:
Interest income	$476,315	$45,979	$44,304

Expenses:
Management fee to related party	1,860,871	2,121,828	2,835,654
Brokerage fees and expenses	437,850	499,254	667,213

Total expenses	2,298,721	2,621,082	3,502,867

Net investment loss	(1,822,406)	(2,575,103)	(3,458,563)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	—	3,500	—
Futures Contracts	3,416,739	(67,922,804)	(12,125,640)

Net Realized Gain (Loss)	3,416,739	(67,919,304)	(12,125,640)

Net Change in Unrealized Gain (Loss) from:
Investments	(10,708)	15,148	(1,254)
Futures Contracts	7,281,252	18,543,109	(23,193,888)

Net Change in Unrealized Gain (Loss)	7,270,544	18,558,257	(23,195,142)

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	10,687,283	(49,361,047)	(35,320,782)

Net Gain (Loss)	$8,864,877	$(51,936,150)	$(38,779,345)

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Master Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2016

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525
Creation of Units	—	—	—	—	950,000	18,731,395	—	18,731,395	18,731,395
Redemption of Units	—	—	—	—	(1,700,000)	(32,454,202)	—	(32,454,202)	(32,454,202)
Net Gain (Loss):
Net Investment Loss	—	—	(10)	(10)	—	—	(1,822,396)	(1,822,396)	(1,822,406)
Net Realized Gain from Investments and Futures Contracts	—	—	15	15	—	—	3,416,724	3,416,724	3,416,739
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	34	34	—	—	7,270,510	7,270,510	7,270,544

Net Gain	—	—	39	39	—	—	8,864,838	8,864,838	8,864,877

Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Master Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2015

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2014	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134
Creation of Units	—	—	—	—	2,150,000	45,167,597	—	45,167,597	45,167,597
Redemption of Units	—	—	—	—	(1,750,000)	(35,611,056)	—	(35,611,056)	(35,611,056)
Net Gain (Loss):
Net Investment Loss	—	—	(12)	(12)	—	—	(2,575,091)	(2,575,091)	(2,575,103)
Net Realized Loss from Investments and Futures Contracts	—	—	(284)	(284)	—	—	(67,919,020)	(67,919,020)	(67,919,304)
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	84	84	—	—	18,558,173	18,558,173	18,558,257

Net Loss	—	—	(212)	(212)	—	—	(51,935,938)	(51,935,938)	(51,936,150)

Balance at December 31, 2015	50	$1,500	$(572)	$928	12,100,000	$360,079,849	$(135,562,252)	$224,517,597	$224,518,525

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Master Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2014

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2013	50	$1,500	$(215)	$1,285	12,450,000	$364,838,413	$(44,847,114)	$319,991,299	$319,992,584
Creation of Units	—	—	—	—	1,550,000	43,387,949	—	43,387,949	43,387,949
Redemption of Units	—	—	—	—	(2,300,000)	(57,703,054)	—	(57,703,054)	(57,703,054)
Net Loss:
Net Investment Loss	—	—	(15)	(15)	—	—	(3,458,548)	(3,458,548)	(3,458,563)
Net Realized Loss from Investments and Futures Contracts	—	—	(45)	(45)	—	—	(12,125,595)	(12,125,595)	(12,125,640)
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	(85)	(85)	—	—	(23,195,057)	(23,195,057)	(23,195,142)

Net Loss	—	—	(145)	(145)	—	—	(38,779,200)	(38,779,200)	(38,779,345)

Balance at December 31, 2014	50	$1,500	$(360)	$1,140	11,700,000	$350,523,308	$(83,626,314)	$266,896,994	$266,898,134

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities
Net Gain (Loss)	$8,864,877	$(51,936,150)	$(38,779,345)

Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(759,393,113)	(649,921,623)	(778,448,400)
Proceeds from sales of investment securities	710,000,000	700,001,500	778,495,000
Net accretion of discount	(476,315)	(45,979)	(44,304)
Net realized gain (loss) on investment securities	—	(3,500)	—
Net change in unrealized gain/loss from investments	10,708	(15,148)	1,254
Net change in unrealized gain/loss from futures contracts	(7,281,252)	(18,543,109)	23,193,888
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Management fee payable to related party	(8,316)	(38,733)	(35,651)
Accrued brokerage fees and expenses payable	144,426	(46,866)	(51,862)

Net cash used for operating activities	(48,138,985)	(20,549,608)	(15,669,420)

Cash flows from financing activities
Proceeds from creation of Limited Units	18,731,395	45,167,597	43,387,949
Redemption of Limited Units	(32,454,202)	(35,611,056)	(57,703,054)

Net cash provided by (used for) financing activities	(13,722,807)	9,556,541	(14,315,105)

Net decrease in cash	(61,861,792)	(10,993,067)	(29,984,525)
Cash* at beginning of year	83,440,007	94,433,074	124,417,599

Cash* at end of year	$21,578,215	$83,440,007	$94,433,074

*	Includes cash held by the broker for futures contracts.

See accompanying notes to financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(1) Organization

The WisdomTree Continuous Commodity Index Fund (the “Fund”) and the WisdomTree Continuous Commodity Index Master Fund (the “Master Fund” and together with the Fund, the “Funds”) are commodity pools that were organized as Delaware statutory trusts on October 27, 2006. For each of the Funds, WisdomTree Commodity Services, LLC serves as the commodity pool operator and managing owner (the “Managing Owner”), and GreenHaven Advisors LLC serves as the commodity trading advisor (the “Sub-Adviser”).

Effective January 1, 2016, in accordance with the terms of a Unit Purchase Agreement dated October 29, 2015, GreenHaven LLC sold 100% of the issued and outstanding membership interest in the Managing Owner to WisdomTree Investments Inc. Following the sale, the name of the Fund was changed from “GreenHaven Continuous Commodity Index Fund” to “WisdomTree Continuous Commodity Index Fund,” the name of the Master Fund was changed from “GreenHaven Continuous Commodity Index Master Fund” to “WisdomTree Continuous Commodity Index Master Fund,” and the name of the Managing Owner was changed from “GreenHaven Commodity Services LLC” to “WisdomTree Commodity Services, LLC.”

The Fund offers common units of beneficial interest. “Shares” as used herein, means Limited Units of the Fund. Upon inception of the Fund, 50 General Units of the Fund were issued to the Managing Owner in exchange for a capital contribution of $1,500.

The proceeds from the offering of Shares are invested in the Master Fund (See Note 7 for details of the procedures for creation and redemption of Shares in the Fund). The Master Fund actively trades exchange traded futures on the commodities comprising the Thomson Reuters Continuous Commodity Index (the “Index”), with a view to tracking the performance of the Index over time. The Master Fund’s Portfolio also includes U. S. Treasury obligations and other high credit-quality, short-term fixed income securities for deposit with the Master Fund’s commodity broker as margin. The Fund wholly owns the Master Fund. The Fund and Master Fund commenced investment operations on January 23, 2008 with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the NYSE Arca (formerly known as the American Stock Exchange) on January 24, 2008.

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

(2) Service Providers and Related Party Agreements

(a) “The Trustee” – Delaware Trust Company is the trustee for the Fund and Master Fund. Delaware Trust Company is headquartered in Wilmington, Delaware.

(b) “The Managing Owner” – WisdomTree Commodity Services, LLC (f/k/a GreenHaven Commodity Services, LLC) is the managing owner of the Fund and Master Fund and is responsible for the day to day operations of both entities. The Managing Owner charges the Fund a management fee for its services. The Managing Owner is a Delaware limited liability company with operations in New York, New York.

(c) “The Administrator” — Prior to January 1, 2016, the Bank of New York Mellon Corporation served as the administrator, custodian and transfer agent of the Funds. As of January 1, 2016, the Managing Owner appointed State Street Bank and Trust Company as the Fund’s Administrator. The Administrator performs or supervises the services necessary for the operation and administration of the Fund (other than making investment decisions) in accordance with various services agreements entered into with the Fund. These services include calculating the daily Net Asset Value of the Fund (the “Net Asset Value”), accounting and other Fund administrative services. As the Fund’s transfer agent, the Administrator processes creations and redemptions of Shares. These transactions are processed on Depository Trust Company’s (“DTC”) book entry system. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. State Street Bank and Trust Company has an office in Boston, Massachusetts.

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

a) Use of Estimates

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

(b) Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-15 (“ASU 2014-15”), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. Under the new standard, disclosures are required when conditions give rise to substantial doubt about an entity’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. The Managing Owner has evaluated the impact that ASU 2014-15 will have on financial statement disclosures and determined that ASU 2014-15 will not have a significant impact on the Fund’s financial statements.

(c) Cash and Cash Held by Broker

Cash — Non-segregated cash held by State Street Bank and Trust Company for the purpose of meeting redemptions of Fund shares, payment of brokerage commissions and fees, and the payment of management fees to the Managing Owner.

Cash Held by Broker — A portion of the Master Fund’s cash is held by MS&Co. and is applied towards the daily variation margin movements on the Master Fund’s open futures contracts. MS&Co. allows the Master Fund to apply its U.S. Treasuries positions towards its initial margin requirement for the Master Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and U.S. Treasuries positions are held in segregated accounts at MS&Co. and are not insured by the Federal Deposit Insurance Corporation.

(d) U. S. Treasury Obligations

The Master Fund records purchases and sales of U.S. Treasuries on a trade date basis. These holdings are marked to market based on quotations from broker-dealers or independent service providers. The Master Fund may hold U.S. Treasuries for deposit with the Commodity Broker as margin for trading and holding against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the U.S. Treasuries.

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

(h) Subsequent Events

Effective January 1, 2017, the Managing Owner has voluntarily agreed to a reduction of the Management Fee from 0.85% to 0.75% per annum of the average daily net assets of the Fund.

Effective January 1, 2017, the Managing Owner has voluntarily agreed to assume all routine operational, administrative and other ordinary expenses of the Fund, and will not be reimbursed for any such expenses. As a result, the Fund will no longer accrue for such expenses. In addition, effective January 1, 2017, the Master Fund will pay its brokerage commissions and fees directly. As a result, the Fund will no longer accrue for such commissions and fees as an expense accrual, but included as a component of Net Realized Gain (Loss) on the Consolidated Statements of Income and Expenses. Accordingly, effective January 1, 2017, the Fund’s expense accrual of 0.20% of the Fund’s Net Asset Value for (i) brokerage commissions and fees, and (ii) routine operational, administrative and other ordinary expenses, will be eliminated.

For purposes of disclosure in the consolidated financial statements, the Fund has evaluated events occurring between the period ended December 31, 2016 and when the financial statements were issued.

During that period, 100,000 Shares were created for $2,001,044 and 700,000 Shares were redeemed for $14,002,368, resulting in 10,750,000 Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Fund’s assets and liabilities at fair value as of December 31, 2016, classified according to the levels used to value them, is as follows:

	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
U.S. Treasury Obligations	$—	$199,838,720	$—	$199,838,720
Liabilities
Unrealized depreciation on futures contracts	(1,424,715)	—	—	(1,424,715)

Total	$(1,424,715)	$199,838,720	$—	$198,414,005

There were no transfers between Level 1 and Level 2 for the Fund during the year ended December 31, 2016. The Fund did not hold any Level 3 securities during the year ended December 31, 2016.

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

(5) Derivative Instruments and Hedging Activities

The Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of December 31, 2016, the Fund was invested in commodity futures. For the years ended December 31, 2016 and 2015, the volumes of derivative activity (based on average month-end notional amounts) were $218,760,963 and $247,056,205, respectively.

The fair value of derivative instruments at December 31, 2016 and 2015 were as follows:

Period	Derivative Instruments	Asset Derivatives	Liability Derivatives (i)
December 31, 2016	Commodity Futures	$—	$1,424,715
December 31, 2015	Commodity Futures	$—	$8,705,967

(i)	Values are disclosed on the Consolidated Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Fund for the years ended December 31, 2016, 2015 and 2014:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Change in Unrealized Gain (Loss) on Derivative Instruments (ii)
Year ended December 31, 2016	Commodity Futures	$3,416,739	$7,281,252
Year ended December 31, 2015	Commodity Futures	$(67,922,804)	$18,543,109
Year ended December 31, 2014	Commodity Futures	$(12,125,640)	$(23,193,888)

(i)	Values are disclosed on the Consolidated Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Consolidated Statements of Income and Expenses under Net change in unrealized gain (loss) from futures contracts.

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

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Consolidated Statements of Financial Condition and not represented by the contract or notional amounts of the instruments.

The Fund and the Master Fund have not utilized, nor do they expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business.

(7) Share Creations and Redemptions

(a) Creation of Shares

General. On any business day, an Authorized Participant may place an order with the Fund’s Distributor (as facilitated by the Fund’s Administrator) to create one or more Baskets. For purposes of processing both purchase and redemption orders, a “business day” means any day when the NYSE Arca is open for regular trading. Purchase orders must be placed by 10:00 a.m. ET. The day on which a valid purchase order is received is the purchase order date. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

Determination of Required Payment. The total payment required to create each Basket is the Net Asset Value of 50,000 Shares as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00 p.m. ET, on the business day immediately following the purchase order date at Net Asset Value per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

Because orders to create Baskets must be placed by 10:00 a.m. ET, but the total payment required to create a Basket during the continuous offering period will not be determined until 4:00 p.m. ET, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a Basket at the time they submit an irrevocable purchase order for the Basket. The Fund’s Net Asset Value and the total amount of the payment required to create a Basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

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

(b) Redemption of Shares

General. The procedures by which an Authorized Participant can redeem one or more Baskets mirror the procedures for the creation of Baskets. On any business day, an Authorized Participant may place an order with the Distributor (as facilitated by the Administrator) to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m. ET. The day on which a valid redemption order is received in proper form is the redemption order date. Redemption orders are irrevocable. Individual Shareholders may not redeem directly from the Fund.

By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund not later than 12:00 p.m. ET, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption distribution, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the redemption order.

Determination of Required Payment. The redemption proceeds from the Fund consists of the cash redemption amount equal to the Net Asset Value of the number of Basket(s) requested in the Authorized Participant’s redemption order as of the closing time of the NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the redemption order date. The Managing Owner will distribute the cash redemption amount at 12:00 p.m. ET, on the business day immediately following the redemption order date through DTC to the account of the Authorized Participant as recorded on DTC’s book entry system.

Delivery of Redemption Proceeds. The redemption proceeds due from the Fund are delivered to the Authorized Participant at 12:00 p.m. ET, on the business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Distributor receives the fee applicable to the extension of the redemption distribution date which the Distributor may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 12:00 p.m. ET, on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Distributor is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 12:00 p.m. ET, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Distributor and the Managing Owner may from time-to-time agree upon.

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

(8) Operating Expenses

(a) Management Fee

For the year ended December 31, 2016, the Fund paid the Managing Owner, monthly in arrears, a management fee (the “Management Fee”) equal to 0.85% per annum of the average daily net asset value of the Master Fund. The Management Fee incurred for the years ended December 31, 2016, 2015 and 2014 were $1,860,871, $2,121,828 and $2,835,654, respectively. The Management Fees were charged to the Fund and paid to the Managing Owner.

(b) Organization and Offering Expenses

Expenses incurred in connection with formation of the Fund and the offering of the Shares prior to January 1, 2016, were paid by GreenHaven, LLC. GreenHaven, LLC is the former sole member of the Managing Owner. The Fund does not have an obligation to reimburse GreenHaven, LLC or its affiliates for organization and offering expenses paid on their behalf.

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

The Fund will pay to the Commodity Brokers all brokerage commissions, including applicable exchange fees, National Futures Association fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities. On average, total charges paid to the Commodity Broker are expected to be less than $20.00 per round-turn trade, although the Commodity Broker’s brokerage commissions and trading fees will be determined on a contract-by-contract basis. The Fund will also reimburse the Managing Owner for any routine operational, administrative and other ordinary expenses of the Fund and the Master Fund paid by the Managing Owner (including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs), out of any remaining portion of the 0.20% of the Net Asset Value accrued per annum for the payment of brokerage commissions and fees.

Brokerage commissions and fees are charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the years ended December 31, 2016, 2015 and 2014 were $437,850, $499,254 and $667,213, respectively.

(9) Termination

The term of the Fund is perpetual, unless terminated earlier in certain circumstances as defined in the Declaration of Trust and Trust Agreement, dated as of October 27, 2006 and as amended January 4, 2016, of the Fund and the Declaration of Trust and Trust Agreement, dated as of October 27, 2006 and as amended July 29, 2007 and January 4, 2016, of the Master Fund.

(10) Profit and Loss Allocations and Distributions

The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective capital balances of the Shareholders, but the Fund is under no obligation to make periodic distributions to Shareholders. The Fund had made no distributions to its Shareholders since the Fund had commenced operations.

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interest of the Fund. As of December 31, 2016, no claims had been received by the Fund and it was therefore not possible to estimate the Fund’s potential future exposure under such indemnification provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Net Asset Value
Net asset value per Limited Share, beginning of year	$18.56	$22.81	$25.70
Investment operations:
Net realized and change in unrealized gain (loss)	0.95	(4.04)	(2.62)
Net investment loss(1)(2)	(0.16)	(0.21)	(0.27)

Net increase (decrease) in net assets from operations	0.79	(4.25)	(2.89)

Net asset value per Limited Share, end of year	$19.35	$18.56	$22.81

Total Return, at net asset value	4.26%	(18.63)%	(11.25)%

Ratio/Supplemental Data:
Net assets, end of year (000’s omitted)	$219,661	$224,519	$266,898
Net investment loss(3)	(0.83)%	(1.03)%	(1.04)%

Total expenses(3)	1.05%	1.05%	1.05%

(1)	Based on average shares outstanding.

(2)	Includes brokerage fees/commissions of $0.03, $0.03, and $0.03 per share for the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Includes brokerage fees/commissions of 0.13%, 0.14%, and 0.11% (as a percentage of average net assets) for the years ended December 31, 2016, 2015 and 2014, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant and co-registrant have duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to section 4.22(h) under the Commodity Exchange Act, the undersigned represents that, to the best of their knowledge and belief, the information contained in this Annual Report is accurate and complete.

WisdomTree Commodity Services, LLC,
Sponsor of the WisdomTree Continuous Commodity Index Fund (registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2017

By:	/s/ David Castano
David Castano Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2017

WisdomTree Commodity Services, LLC, Sponsor of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Gregory Barton
Gregory Barton Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2017

By:	/s/ David Castano
David Castano Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2017