Form 10-Q
period 2017-03-31
WisdomTree Continuous Commodity Index Fund; WisdomTree Continuous Commodity Index Master Fund
filed 2017-05-08
CIK 1379606, 1379527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

1-866-909-9473
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2017: 10,150,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

March 31, 2017 (unaudited) and December 31, 2016

	March 31, 2017 (unaudited)	December 31, 2016
Assets:
Cash	$799,832	$8,738,522
Cash held by broker for futures contracts (Note 3)	9,485,384	12,839,693
Short-term investments (cost $189,777,920 and $199,833,099 as of March 31, 2017 and December 31, 2016, respectively)	189,762,690	199,838,720

Total Assets	200,047,906	221,416,935

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	4,488,591	1,424,715
Net management fee payable to related party	130,961	158,443
Accrued brokerage fees and expenses payable	—	173,182

Total Liabilities	4,619,552	1,756,340

Shareholders’ equity:
General Units:
Paid in capital—50 units issued	1,500	1,500
Accumulated deficit	(538)	(533)

Total General Units	962	967

Limited Units:
Paid in capital—10,150,000 and 11,350,000 redeemable shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	322,751,903	346,357,042
Accumulated deficit	(127,324,511)	(126,697,414)

Total Limited Units	195,427,392	219,659,628

Total shareholders’ equity	195,428,354	219,660,595

Total liabilities and shareholders’ equity	$200,047,906	$221,416,935

Net asset value per share
General Units	$19.25	$19.35

Limited Units	$19.25	$19.35

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

March 31, 2017

Description	Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.52%, 5/18/17*	28.12%	$54,950,665	$55,000,000
0.64%, 6/1/17*	35.78	69,919,990	70,000,000
0.76%, 6/22/17*(a)	33.20	64,892,035	65,000,000

Total U.S. Treasury Obligations (Cost: $189,777,920)	97.10%	$189,762,690	$190,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure
Cocoa
expiration date 5/15/17	183	(0.13)%	$(246,220)	$3,833,850
expiration date 7/14/17	182	(0.12)	(234,660)	3,818,360
expiration date 9/14/17	182	0.07	144,130	3,822,000
Coffee “C”
expiration date 5/18/17	72	(0.17)	(325,125)	3,761,100
expiration date 7/19/17	72	(0.25)	(493,388)	3,824,550
expiration date 9/19/17	72	(0.09)	(173,850)	3,888,000
Copper
expiration date 5/26/17	58	0.18	357,488	3,846,125
expiration date 7/27/17	57	0.06	124,038	3,801,900
expiration date 9/27/17	57	(0.02)	(32,825)	3,822,563
Corn
expiration date 5/12/17	206	0.05	97,063	3,751,775
expiration date 7/14/17	206	0.03	49,838	3,829,025
expiration date 9/14/17	206	(0.05)	(108,487)	3,906,275
Cotton No. 2
expiration date 5/8/17	148	0.15	295,585	5,722,420
expiration date 7/7/17	147	0.17	323,290	5,776,365
Gold 100 Ounce
expiration date 6/28/17	46	0.03	62,940	5,755,520
expiration date 8/29/17	46	0.08	158,390	5,770,700
Lean Hogs
expiration date 4/17/17	82	0.06	110,610	2,154,140
expiration date 6/14/17	82	(0.01)	(30,820)	2,422,280
expiration date 7/17/17	81	(0.02)	(37,440)	2,398,410
expiration date 8/14/17	81	(0.05)	(103,570)	2,389,500
expiration date 10/13/17	82	(0.06)	(113,270)	2,124,620
Live Cattle
expiration date 6/30/17	88	0.19	373,860	3,902,800
expiration date 8/31/17	88	0.07	135,640	3,757,600
expiration date 10/31/17	89	0.09	167,220	3,795,850
Natural Gas
expiration date 4/26/17	70	0.03	59,670	2,233,000
expiration date 5/26/17	70	0.04	78,470	2,277,800
expiration date 6/28/17	70	0.00	2,960	2,321,200
expiration date 7/27/17	70	0.01	23,980	2,333,100
expiration date 8/29/17	70	0.01	26,480	2,322,600
NY Harbor ULSD
expiration date 4/28/17	35	0.02	47,153	2,314,662
expiration date 5/31/17	35	(0.03)	(60,997)	2,323,923
expiration date 6/30/17	35	(0.06)	(118,049)	2,335,242
expiration date 7/31/17	34	(0.06)	(115,865)	2,280,516
expiration date 8/31/17	33	(0.06)	(110,880)	2,228,549
Platinum
expiration date 7/27/17	120	(0.04)	(71,570)	5,714,400
expiration date 10/27/17	120	(0.19)	(374,940)	5,737,200

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

March 31, 2017

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 5/26/17	42	0.05%	$87,985	$3,833,760
expiration date 7/27/17	42	0.04	86,120	3,849,720
expiration date 9/27/17	41	0.04	85,375	3,772,000
Soybean
expiration date 5/12/17	80	(0.14)	(270,925)	3,784,000
expiration date 7/14/17	80	(0.15)	(290,138)	3,828,000
expiration date 8/14/17	80	(0.17)	(333,238)	3,838,000
Soybean Oil
expiration date 5/12/17	120	(0.12)	(235,560)	2,288,160
expiration date 7/14/17	119	(0.11)	(221,106)	2,289,798
expiration date 8/14/17	119	(0.13)	(250,026)	2,296,938
expiration date 9/14/17	119	(0.09)	(181,980)	2,302,650
expiration date 10/13/17	119	(0.09)	(171,324)	2,304,792
Sugar No. 11
expiration date 4/28/17	202	(0.37)	(731,192)	3,791,782
expiration date 6/30/17	202	(0.29)	(570,853)	3,818,931
expiration date 9/29/17	202	(0.32)	(623,650)	3,870,967
Wheat
expiration date 5/12/17	175	(0.06)	(118,763)	3,731,875
expiration date 7/14/17	174	(0.04)	(82,262)	3,819,300
expiration date 9/14/17	174	(0.09)	(175,413)	3,945,450
WTI Crude Oil
expiration date 4/20/17	45	(0.01)	(14,700)	2,277,000
expiration date 5/22/17	45	0.01	17,840	2,298,150
expiration date 6/20/17	45	(0.08)	(155,400)	2,313,900
expiration date 7/20/17	45	(0.06)	(117,200)	2,324,700
expiration date 8/22/17	44	(0.05)	(109,030)	2,280,960

Total		(2.30)%	$(4,488,591)	$195,158,753

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2016

Description	Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.44%, 2/16/17*	27.30%	$59,968,080	$60,000,000
0.47%, 3/2/17*	31.84	69,946,450	70,000,000
0.49%, 3/23/17* (a)	31.83	69,924,190	70,000,000

Total U.S. Treasury Obligations (Cost: $199,833,099)	90.97%	$199,838,720	$200,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure
Cocoa
expiration date 3/16/17	203	(0.48)%	$(1,048,280)	$4,315,780
expiration date 5/15/17	203	(0.50)	(1,088,550)	4,289,390
expiration date 7/14/17	204	(0.27)	(591,860)	4,312,560
Coffee “C”
expiration date 3/21/17	83	(0.16)	(341,588)	4,265,681
expiration date 5/18/17	82	(0.16)	(351,750)	4,286,550
expiration date 7/19/17	82	(0.36)	(800,588)	4,357,275
Copper
expiration date 3/29/17	69	0.19	418,950	4,321,988
expiration date 5/26/17	68	0.19	418,013	4,270,400
expiration date 7/27/17	68	0.01	17,063	4,280,600
Corn
expiration date 3/14/17	241	0.04	90,475	4,241,600
expiration date 5/12/17	240	0.03	73,812	4,290,000
expiration date 7/14/17	240	(0.02)	(40,100)	4,371,000
Cotton No. 2
expiration date 3/9/17	121	0.08	182,865	4,274,325
expiration date 5/8/17	120	0.00	2,000	4,261,200
expiration date 7/7/17	121	0.02	50,520	4,318,490
Gold 100 Ounce
expiration date 2/24/17	38	(0.23)	(502,630)	4,376,460
expiration date 4/26/17	37	(0.26)	(566,920)	4,270,910
expiration date 6/28/17	37	(0.16)	(350,480)	4,281,270
Lean Hogs
expiration date 2/14/17	113	0.25	543,570	2,989,980
expiration date 4/17/17	113	0.16	341,360	3,076,990
expiration date 6/14/17	112	0.06	131,780	3,427,200
expiration date 7/17/17	112	0.02	47,760	3,393,600
Live Cattle
expiration date 2/28/17	96	0.14	306,400	4,456,320
expiration date 4/28/17	96	0.10	217,070	4,399,680
expiration date 6/30/17	96	0.12	270,810	4,019,520
Natural Gas
expiration date 1/27/17	71	0.16	344,220	2,644,040
expiration date 2/24/17	71	0.15	338,950	2,615,640
expiration date 3/29/17	71	0.17	375,650	2,531,860
expiration date 4/26/17	72	0.20	444,320	2,550,960
expiration date 5/26/17	72	0.20	431,380	2,563,200
NY Harbor ULSD
expiration date 1/31/17	36	0.15	335,177	2,613,038
expiration date 2/28/17	36	0.16	345,064	2,627,856
expiration date 3/31/17	35	0.16	353,686	2,557,065
expiration date 4/28/17	35	0.16	351,746	2,563,827
expiration date 5/31/17	35	0.16	348,386	2,571,324
Platinum
expiration date 4/26/17	143	(0.23)	(507,030)	6,475,755

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2016

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
expiration date 7/27/17	142	(0.13)%	$(295,105)	$6,455,320
Silver
expiration date 3/29/17	54	(0.33)	(715,760)	4,317,030
expiration date 5/26/17	54	(0.33)	(735,715)	4,331,340
expiration date 7/27/17	53	(0.25)	(554,420)	4,264,380
Soybean
expiration date 3/14/17	85	0.04	87,063	4,267,000
expiration date 5/12/17	85	0.06	120,263	4,303,125
expiration date 7/14/17	85	0.00	(2,400)	4,330,750
Soybean Oil
expiration date 3/14/17	206	0.04	78,492	4,283,976
expiration date 5/12/17	206	0.04	94,890	4,316,112
expiration date 7/14/17	205	(0.03)	(61,998)	4,320,990
Sugar No. 11
expiration date 2/28/17	200	(0.11)	(239,019)	4,370,240
expiration date 4/28/17	201	(0.09)	(208,936)	4,333,560
expiration date 6/30/17	199	(0.11)	(245,582)	4,201,288
Wheat
expiration date 3/14/17	205	(0.15)	(326,863)	4,182,000
expiration date 5/12/17	204	(0.15)	(336,588)	4,289,100
expiration date 7/14/17	204	(0.08)	(178,438)	4,429,350
WTI Crude Oil
expiration date 1/20/17	47	0.12	269,230	2,524,840
expiration date 2/21/17	47	0.13	281,350	2,569,020
expiration date 3/21/17	47	0.13	288,040	2,605,210
expiration date 4/20/17	47	0.15	326,130	2,634,350
expiration date 5/22/17	46	0.15	339,400	2,598,540

Total		(0.65)%	$(1,424,715)	$219,390,855

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended March 31, 2017 and 2016

	2017	2016
Income:
Interest income	$247,150	$89,300

Expenses:
Management fee to related party	450,274	447,661
Brokerage fees and expenses	—	105,332

Total expenses	450,274	552,993

Expense waivers	(52,974)	—

Net expenses	397,300	552,993

Net investment loss	(150,150)	(463,693)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Futures Contracts	2,607,775 *	(12,473,222)

Net Realized Gain (Loss)	2,607,775	(12,473,222)

Net Change in Unrealized Gain (Loss) from:
Investments	(20,851)	15,864
Futures Contracts	(3,063,876)	14,574,599

Net Change in Unrealized Gain (Loss)	(3,084,727)	14,590,463

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(476,952)	2,117,241

Net Gain (Loss)	$(627,102)	$1,653,548

*	Includes brokerage commissions and fees of $47,213. Prior to January 1, 2017, brokerage commissions and fees were included under “Expenses” in “Brokerage fees and expenses”.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2017

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595
Creation of Units	—	—	—	—	100,000	2,001,044	—	2,001,044	2,001,044
Redemption of Units	—	—	—	—	(1,300,000)	(25,606,183)	—	(25,606,183)	(25,606,183)
Net Gain (Loss):
Net Investment Loss	—	—	(0)*	(0)*	—	—	(150,150)	(150,150)	(150,150)
Net Realized Gain from Investments and Futures Contracts	—	—	13	13	—	—	2,607,762	2,607,762	2,607,775
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	(18)	(18)	—	—	(3,084,709)	(3,084,709)	(3,084,727)

Net Loss	—	—	(5)	(5)	—	—	(627,097)	(627,097)	(627,102)

Balance at March 31, 2017	50	$1,500	$(538)	$962	10,150,000	$322,751,903	$(127,324,511)	$195,427,392	$195,428,354

*	Amount represents less than $1.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net Gain (Loss)	$(627,102)	$1,653,548
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(189,697,671)	(174,877,226)
Proceeds from sales of investment securities	200,000,000	150,000,000
Net accretion of discount	(247,150)	(89,300)
Net change in unrealized gain/loss from investments	20,851	(15,864)
Net change in unrealized gain/loss from futures contracts	3,063,876	(14,574,599)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(27,482)	(13,098)
Accrued brokerage fees and expenses payable	(173,182)	34,545

Net cash provided by (used for) operating activities	12,312,140	(37,881,994)

Cash flows from financing activities
Proceeds from creation of Limited Units	2,001,044	—
Redemption of Limited Units	(25,606,183)	(13,615,107)

Net cash used for financing activities	(23,605,139)	(13,615,107)

Net decrease in cash	(11,292,999)	(51,497,101)
Cash* at beginning of period	21,578,215	83,440,007

Cash* at end of period	$10,285,216	$31,942,906

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

March 31, 2017 (unaudited) and December 31, 2016

	March 31, 2017 (unaudited)	December 31, 2016
Assets:
Cash	$799,832	$8,738,522
Cash held by broker for futures contracts (Note 3)	9,485,384	12,839,693
Short-term investments (cost $189,777,920 and $199,833,099 as of March 31, 2017 and December 31, 2016, respectively)	189,762,690	199,838,720

Total Assets	200,047,906	221,416,935

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	4,488,591	1,424,715
Net management fee payable to related party	130,961	158,443
Accrued brokerage fees and expenses payable	—	173,182

Total Liabilities	4,619,552	1,756,340

Shareholders’ equity:
General Units:
Paid in capital—50 units issued	1,500	1,500
Accumulated deficit	(538)	(533)

Total General Units	962	967

Limited Units:
Paid in capital—10,150,000 and 11,350,000 redeemable shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	322,751,903	346,357,042
Accumulated deficit	(127,324,511)	(126,697,414)

Total Limited Units	195,427,392	219,659,628

Total shareholders’ equity	195,428,354	219,660,595

Total liabilities and shareholders’ equity	$200,047,906	$221,416,935

Net asset value per share
General Units	$19.25	$19.35

Limited Units	$19.25	$19.35

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

March 31, 2017

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.52%, 5/18/17*		28.12%	$54,950,665	$55,000,000
0.64%, 6/1/17*		35.78	69,919,990	70,000,000
0.76%, 6/22/17*(a)		33.20	64,892,035	65,000,000

Total U.S. Treasury Obligations (Cost: $189,777,920)		97.10%	$189,762,690	$190,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure
Cocoa
expiration date 5/15/17	183	(0.13)%	$(246,220)	$3,833,850
expiration date 7/14/17	182	(0.12)	(234,660)	3,818,360
expiration date 9/14/17	182	0.07	144,130	3,822,000
Coffee “C”
expiration date 5/18/17	72	(0.17)	(325,125)	3,761,100
expiration date 7/19/17	72	(0.25)	(493,388)	3,824,550
expiration date 9/19/17	72	(0.09)	(173,850)	3,888,000
Copper
expiration date 5/26/17	58	0.18	357,488	3,846,125
expiration date 7/27/17	57	0.06	124,038	3,801,900
expiration date 9/27/17	57	(0.02)	(32,825)	3,822,563
Corn
expiration date 5/12/17	206	0.05	97,063	3,751,775
expiration date 7/14/17	206	0.03	49,838	3,829,025
expiration date 9/14/17	206	(0.05)	(108,487)	3,906,275
Cotton No. 2
expiration date 5/8/17	148	0.15	295,585	5,722,420
expiration date 7/7/17	147	0.17	323,290	5,776,365
Gold 100 Ounce
expiration date 6/28/17	46	0.03	62,940	5,755,520
expiration date 8/29/17	46	0.08	158,390	5,770,700
Lean Hogs
expiration date 4/17/17	82	0.06	110,610	2,154,140
expiration date 6/14/17	82	(0.01)	(30,820)	2,422,280
expiration date 7/17/17	81	(0.02)	(37,440)	2,398,410
expiration date 8/14/17	81	(0.05)	(103,570)	2,389,500
expiration date 10/13/17	82	(0.06)	(113,270)	2,124,620
Live Cattle
expiration date 6/30/17	88	0.19	373,860	3,902,800
expiration date 8/31/17	88	0.07	135,640	3,757,600
expiration date 10/31/17	89	0.09	167,220	3,795,850
Natural Gas
expiration date 4/26/17	70	0.03	59,670	2,233,000
expiration date 5/26/17	70	0.04	78,470	2,277,800
expiration date 6/28/17	70	0.00	2,960	2,321,200
expiration date 7/27/17	70	0.01	23,980	2,333,100
expiration date 8/29/17	70	0.01	26,480	2,322,600
NY Harbor ULSD
expiration date 4/28/17	35	0.02	47,153	2,314,662
expiration date 5/31/17	35	(0.03)	(60,997)	2,323,923
expiration date 6/30/17	35	(0.06)	(118,049)	2,335,242
expiration date 7/31/17	34	(0.06)	(115,865)	2,280,516
expiration date 8/31/17	33	(0.06)	(110,880)	2,228,549
Platinum
expiration date 7/27/17	120	(0.04)	(71,570)	5,714,400
expiration date 10/27/17	120	(0.19)	(374,940)	5,737,200

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

March 31, 2017

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 5/26/17	42	0.05%	$87,985	$3,833,760
expiration date 7/27/17	42	0.04	86,120	3,849,720
expiration date 9/27/17	41	0.04	85,375	3,772,000
Soybean
expiration date 5/12/17	80	(0.14)	(270,925)	3,784,000
expiration date 7/14/17	80	(0.15)	(290,138)	3,828,000
expiration date 8/14/17	80	(0.17)	(333,238)	3,838,000
Soybean Oil
expiration date 5/12/17	120	(0.12)	(235,560)	2,288,160
expiration date 7/14/17	119	(0.11)	(221,106)	2,289,798
expiration date 8/14/17	119	(0.13)	(250,026)	2,296,938
expiration date 9/14/17	119	(0.09)	(181,980)	2,302,650
expiration date 10/13/17	119	(0.09)	(171,324)	2,304,792
Sugar No. 11
expiration date 4/28/17	202	(0.37)	(731,192)	3,791,782
expiration date 6/30/17	202	(0.29)	(570,853)	3,818,931
expiration date 9/29/17	202	(0.32)	(623,650)	3,870,967
Wheat
expiration date 5/12/17	175	(0.06)	(118,763)	3,731,875
expiration date 7/14/17	174	(0.04)	(82,262)	3,819,300
expiration date 9/14/17	174	(0.09)	(175,413)	3,945,450
WTI Crude Oil
expiration date 4/20/17	45	(0.01)	(14,700)	2,277,000
expiration date 5/22/17	45	0.01	17,840	2,298,150
expiration date 6/20/17	45	(0.08)	(155,400)	2,313,900
expiration date 7/20/17	45	(0.06)	(117,200)	2,324,700
expiration date 8/22/17	44	(0.05)	(109,030)	2,280,960

Total		(2.30)%	$(4,488,591)	$195,158,753

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2016

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.44%, 2/16/17*		27.30%	$59,968,080	$60,000,000
0.47%, 3/2/17*		31.84	69,946,450	70,000,000
0.49%, 3/23/17* (a)		31.83	69,924,190	70,000,000

Total U.S. Treasury Obligations (Cost: $199,833,099)		90.97%	$199,838,720	$200,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure
Cocoa
expiration date 3/16/17	203	(0.48)%	$(1,048,280)	$4,315,780
expiration date 5/15/17	203	(0.50)	(1,088,550)	4,289,390
expiration date 7/14/17	204	(0.27)	(591,860)	4,312,560
Coffee “C”
expiration date 3/21/17	83	(0.16)	(341,588)	4,265,681
expiration date 5/18/17	82	(0.16)	(351,750)	4,286,550
expiration date 7/19/17	82	(0.36)	(800,588)	4,357,275
Copper
expiration date 3/29/17	69	0.19	418,950	4,321,988
expiration date 5/26/17	68	0.19	418,013	4,270,400
expiration date 7/27/17	68	0.01	17,063	4,280,600
Corn
expiration date 3/14/17	241	0.04	90,475	4,241,600
expiration date 5/12/17	240	0.03	73,812	4,290,000
expiration date 7/14/17	240	(0.02)	(40,100)	4,371,000
Cotton No. 2
expiration date 3/9/17	121	0.08	182,865	4,274,325
expiration date 5/8/17	120	0.00	2,000	4,261,200
expiration date 7/7/17	121	0.02	50,520	4,318,490
Gold 100 Ounce
expiration date 2/24/17	38	(0.23)	(502,630)	4,376,460
expiration date 4/26/17	37	(0.26)	(566,920)	4,270,910
expiration date 6/28/17	37	(0.16)	(350,480)	4,281,270
Lean Hogs
expiration date 2/14/17	113	0.25	543,570	2,989,980
expiration date 4/17/17	113	0.16	341,360	3,076,990
expiration date 6/14/17	112	0.06	131,780	3,427,200
expiration date 7/17/17	112	0.02	47,760	3,393,600
Live Cattle
expiration date 2/28/17	96	0.14	306,400	4,456,320
expiration date 4/28/17	96	0.10	217,070	4,399,680
expiration date 6/30/17	96	0.12	270,810	4,019,520
Natural Gas
expiration date 1/27/17	71	0.16	344,220	2,644,040
expiration date 2/24/17	71	0.15	338,950	2,615,640
expiration date 3/29/17	71	0.17	375,650	2,531,860
expiration date 4/26/17	72	0.20	444,320	2,550,960
expiration date 5/26/17	72	0.20	431,380	2,563,200
NY Harbor ULSD
expiration date 1/31/17	36	0.15	335,177	2,613,038
expiration date 2/28/17	36	0.16	345,064	2,627,856
expiration date 3/31/17	35	0.16	353,686	2,557,065
expiration date 4/28/17	35	0.16	351,746	2,563,827
expiration date 5/31/17	35	0.16	348,386	2,571,324
Platinum
expiration date 4/26/17	143	(0.23)	(507,030)	6,475,755

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2016

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
expiration date 7/27/17	142	(0.13)%	$(295,105)	$6,455,320
Silver
expiration date 3/29/17	54	(0.33)	(715,760)	4,317,030
expiration date 5/26/17	54	(0.33)	(735,715)	4,331,340
expiration date 7/27/17	53	(0.25)	(554,420)	4,264,380
Soybean
expiration date 3/14/17	85	0.04	87,063	4,267,000
expiration date 5/12/17	85	0.06	120,263	4,303,125
expiration date 7/14/17	85	0.00	(2,400)	4,330,750
Soybean Oil
expiration date 3/14/17	206	0.04	78,492	4,283,976
expiration date 5/12/17	206	0.04	94,890	4,316,112
expiration date 7/14/17	205	(0.03)	(61,998)	4,320,990
Sugar No. 11
expiration date 2/28/17	200	(0.11)	(239,019)	4,370,240
expiration date 4/28/17	201	(0.09)	(208,936)	4,333,560
expiration date 6/30/17	199	(0.11)	(245,582)	4,201,288
Wheat
expiration date 3/14/17	205	(0.15)	(326,863)	4,182,000
expiration date 5/12/17	204	(0.15)	(336,588)	4,289,100
expiration date 7/14/17	204	(0.08)	(178,438)	4,429,350
WTI Crude Oil
expiration date 1/20/17	47	0.12	269,230	2,524,840
expiration date 2/21/17	47	0.13	281,350	2,569,020
expiration date 3/21/17	47	0.13	288,040	2,605,210
expiration date 4/20/17	47	0.15	326,130	2,634,350
expiration date 5/22/17	46	0.15	339,400	2,598,540

Total		(0.65)%	$(1,424,715)	$219,390,855

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Income and Expenses

For the Three Months Ended March 31, 2017 and 2016

	2017	2016
Income:
Interest income	$247,150	$89,300

Expenses:
Management fee to related party	450,274	447,661
Brokerage fees and expenses	—	105,332

Total expenses	450,274	552,993

Expense waivers	(52,974)	—

Net expenses	397,300	552,993

Net investment loss	(150,150)	(463,693)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Futures Contracts	2,607,775 *	(12,473,222)

Net Realized Gain (Loss)	2,607,775	(12,473,222)

Net Change in Unrealized Gain (Loss) from:
Investments	(20,851)	15,864
Futures Contracts	(3,063,876)	14,574,599

Net Change in Unrealized Gain (Loss)	(3,084,727)	14,590,463

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(476,952)	2,117,241

Net Gain (Loss)	$(627,102)	$1,653,548

*	Includes brokerage commissions and fees of $47,213. Prior to January 1, 2017, brokerage commissions and fees were included under “Expenses” in “Brokerage fees and expenses”.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2017

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount	Deficit	Equity	Units	Amount
Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595
Creation of Units	—	—	—	—	100,000	2,001,044	—	2,001,044	2,001,044
Redemption of Units	—	—	—	—	(1,300,000)	(25,606,183)	—	(25,606,183)	(25,606,183)
Net Gain (Loss):
Net Investment Loss	—	—	(0)*	(0)*	—	—	(150,150)	(150,150)	(150,150)
Net Realized Gain from Investments and Futures Contracts	—	—	13	13	—	—	2,607,762	2,607,762	2,607,775
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	(18)	(18)	—	—	(3,084,709)	(3,084,709)	(3,084,727)

Net Loss	—	—	(5)	(5)	—	—	(627,097)	(627,097)	(627,102)

Balance at March 31, 2017	50	$1,500	$(538)	$962	10,150,000	$322,751,903	$(127,324,511)	$195,427,392	$195,428,354

*	Amount represents less than $1.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net Gain (Loss)	$(627,102)	$1,653,548
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(189,697,671)	(174,877,226)
Proceeds from sales of investment securities	200,000,000	150,000,000
Net accretion of discount	(247,150)	(89,300)
Net change in unrealized gain/loss from investments	20,851	(15,864)
Net change in unrealized gain/loss from futures contracts	3,063,876	(14,574,599)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(27,482)	(13,098)
Accrued brokerage fees and expenses payable	(173,182)	34,545

Net cash provided by (used for) operating activities	12,312,140	(37,881,994)

Cash flows from financing activities
Proceeds from creation of Limited Units	2,001,044	—
Redemption of Limited Units	(25,606,183)	(13,615,107)

Net cash used for financing activities	(23,605,139)	(13,615,107)

Net decrease in cash	(11,292,999)	(51,497,101)
Cash* at beginning of period	21,578,215	83,440,007

Cash* at end of period	$10,285,216	$31,942,906

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Unaudited Consolidated Financial Statements

March 31, 2017

(1) Organization

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

Shares representing units of fractional undivided beneficial interest in and ownership of the Fund (“Limited Units” or “Shares”) are listed on the NYSE Arca under the symbol “GCC.” Upon inception of the Fund, 50 general units of the Fund (“General Units” or “General Shares”) were issued to the Managing Owner in exchange for a capital contribution of $1,500. We refer to the General Shares and Shares collectively as “Total Shares,” and the holders of the Shares as the “Shareholders.”

The Master Fund is wholly-owned by the Fund and the Managing Owner. The Fund holds no investment assets other than the Master Fund’s common units of beneficial interest (“Master Fund Units”). Each Share issued by the Fund correlates to a Master Fund Unit held by the Fund.

The Fund and Master Fund commenced investment operations on January 23, 2008, with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008.

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

The Funds’ investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index, sometimes referred to as the Continuous Commodity Total Return Index or Equal Weight Continuous Commodity Total Return Index (the “Index”), before the Funds’ liabilities and expenses. The Index Commodities consist of corn, soybeans, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, heating oil, and natural gas.

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

The Fund continuously offers and redeems baskets of 50,000 Shares (“Baskets”) to authorized participants (“Authorized Participants”) at a price based on the Master Fund’s net asset value per Share. Authorized Participants, in turn, may offer such Shares to the public at a per Share offering price that varies, depending on, among other factors, the trading price of the Shares, the Master Fund’s net asset value, and the supply of and demand for the Shares at the time of the offer.

The Managing share in any profits and losses attributable to the Fund in proportion to the percentage interest owned by each.

The Managing Owner and the Funds retain the services of third party service providers for the ongoing operations of the Funds. See Note (2) – Service Providers and Related Party Agreements.

In accordance with Accounting Standard Update (“ASU”) 2013-08, Financial Service-Investment Companies, the Funds each qualify as an investment company and is applying the accounting and reporting guidance for investment companies.

Unaudited Interim Financial Information

The financial statements as of March 31, 2017 and for the three-months ended March 31, 2017 and 2016 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Funds’ financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Funds is not necessarily indicative of future performance.

(2) Service Providers and Related Party Agreements

(a) Trustee. Delaware Trust Company, a Delaware corporation, is the sole trustee of each of the Funds (the “Trustee”). The Trustee’s principal offices are located in Wilmington, Delaware. The Trustee is unaffiliated with the Managing Owner. Under the Fund’s Declaration of Trust and Trust Agreement, dated as of October 27, 2006 and as amended January 4, 2016 (as amended, the “Fund Trust Agreement”), and the Master Fund’s Declaration of Trust and Trust Agreement, dated as of October 27, 2006 and as amended July 29, 2007 and January 4, 2016 (as amended, the “Master Fund Trust Agreement” and collectively with the Fund Trust Agreement, the “Trust Agreements”), the Trustee has delegated to the Managing Owner the exclusive management and control of all aspects of the business of each of the Funds. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Funds, the Managing Owner or the Shareholders.

(b) Managing Owner. WisdomTree Commodity Services, LLC, a Delaware limited liability company, is the managing owner and commodity pool operator of each of the Funds. The Trustee has delegated to the Managing Owner the exclusive power and authority to manage the business and affairs of each of the Funds. The Managing Owner’s principal offices are located in New York, New York.

(c) Sub-Adviser. GreenHaven Advisors LLC is the sub-adviser and commodity trading adviser of each of the Funds. The Sub-Adviser, under authority delegated by the Managing Owner, is responsible for selecting Commodity Brokers and reallocating assets within the Portfolio with a view to achieving the Funds’ investment objective. The Sub-Adviser’s principal offices are located in Atlanta, Georgia.

(d) Commodity Broker. A variety of executing brokers may execute transactions in Commodity Futures on behalf of the Master Fund. Morgan Stanley & Co. LLC (the “Commodity Broker”) is the Master Fund’s commodity broker to which the executing brokers give-up all such transactions. In its capacity as the clearing broker, the Commodity Broker may execute and clear each of the Master Fund’s futures transactions. The Commodity Broker’s principal offices are located in New York, New York.

(c) Administrator. Prior to January 1, 2016, Bank of New York Mellon Corporation served as the administrator, custodian and transfer agent of the Funds. As of January 1, 2016, the Managing Owner, on behalf of the Funds, appointed State Street Bank and Trust Company (the “Administrator”) as the administrator of the Funds and has entered into an Administration Agreement in connection therewith. The Administrator also serves as custodian of the Funds pursuant to a Master Custodian Agreement, and transfer agent of the Funds pursuant to a Transfer Agency and Service Agreement. The Administrator performs certain services necessary for the operation and administration of the Funds (other than making investment decisions), including calculations of the Master Fund’s net asset value and accounting and other administrative services. The Administrator retains certain financial books and records, including: fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Administrator has an office in Boston, Massachusetts.

(e) Distributor. Foreside Fund Services LLC is the Funds’ distributor (the “Distributor”) pursuant to a Distribution Services Agreement. The Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including assisting in matters associated with receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. The Distributor has an office in Portland, Maine.

(f) Authorized Participant. The Fund creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions, (ii) be a participant in the Depository Trust Company (“DTC”), and (iii) have entered into a “Participant Agreement.” The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the delivery of cash required for such creations or redemptions. The current Authorized Participants are J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corporation, and Morgan Stanley & Co. Incorporated.

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

(b) Recently Issued Accounting Standards

In October 2016, the U.S. Securities and Exchange Commission (the “SEC”) adopted new rules and amended existing rules (together, the “final rules”) intended to modernize the reporting and disclosure of information by investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other provisions. The effective date of the Regulation S-X amendments is August 1, 2017. While neither the Fund nor the Master Fund is registered as an investment company under the Investment Company Act of 1940, both the Fund and Master Fund qualify as an investment company under ASU 2013-08 and therefore are applying the accounting and reporting guidance for investment companies. As a result, the Managing Owner is currently evaluating the impact that the adoption of the amendments to Regulation S-X will have on the Fund’s and Master Fund’s financial statements and related disclosures.

(c) Cash and Cash Held by Broker

Cash — Non-segregated cash held by the Administrator for the purpose of meeting redemptions of Shares, payment of brokerage commissions and fees, and the payment of management fees to the Managing Owner.

Cash Held by Broker — A portion of the Master Fund’s cash is held by the Commodity Broker and is applied towards the daily variation margin movements on the Master Fund’s open Commodity Futures. The Commodity Broker allows the Master Fund to apply its U.S. Treasuries positions towards its initial margin requirement for the Master Fund’s futures positions, hence all cash held by broker is unrestricted cash. The cash and U.S. Treasuries positions are held in segregated accounts at the Commodity Broker and are not insured by the Federal Deposit Insurance Corporation.

(d) U. S. Treasury Obligations

The Master Fund records purchases and sales of U.S. Treasuries on a trade date basis. These holdings are marked to market based on quotations from broker-dealers or independent service providers. The Master Fund may hold U.S. Treasuries for deposit with the Commodity Broker as margin for trading and holding against initial margin of the open Commodity Futures. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the U.S. Treasuries.

(e) Income Taxes

The Fund and Master Fund are classified as a grantor trust and a partnership respectively, for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund is subject to U.S. federal, state or local income taxes. Accordingly, no provision for federal, state or local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

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

(f) Futures Contracts

The Master Fund purchases and holds Commodity Futures for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the Consolidated Statements of Financial Condition, Commodity Futures are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. See Note 4 – Fair Value Measurements. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable provided such principles are consistent with the fair value accounting standard. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Consolidated Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

(g) Basis of Presentation and Consolidation

All of the capital raised by the Fund from the offering of its Shares is used to purchase Master Fund Units. The financial statement balances of the Master Fund are consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions are eliminated. Separate financial statements of the Master Fund are presented to comply with reporting requirements of the SEC as both the Fund and Master Fund are SEC registrants.

(h) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Funds have evaluated events occurring between the period ended March 31, 2017 and when the financial statements were issued.

During that period, there were no Shares created and 900,000 Shares were redeemed for $17,047,981, resulting in 9,250,050 Shares outstanding.

Other than these events, the evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

(4) Fair Value Measurements

The existing guidance for fair value measurements establishes the authoritative definition for fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Funds use a three-tier fair value hierarchy based upon observable and unobservable inputs as follows:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs for the asset or liability.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Master Fund’s assets and liabilities at fair value as of March 31, 2017, classified according to the levels used to value them, is as follows:

	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
U.S. Treasury Obligations	$—	$189,762,690	$—	$189,762,690
Liabilities
Unrealized depreciation on futures contracts	(4,488,591)	—	—	(4,488,591)

Total	$(4,488,591)	$189,762,690	$—	$185,274,099

There were no transfers between Level 1 and Level 2 for the Master Fund during the three months ended March 31, 2017. The Master Fund did not hold any Level 3 securities during the three months ended March 31, 2017.

A summary of the Master Fund’s assets and liabilities at fair value as of December 31, 2016, classified according to the levels used to value them, is as follows:

	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
U.S. Treasury Obligations	$—	$199,838,720	$—	$199,838,720
Liabilities
Unrealized depreciation on futures contracts	(1,424,715)	—	—	(1,424,715)

Total	$(1,424,715)	$199,838,720	$—	$198,414,005

There were no transfers between Level 1 and Level 2 for the Master Fund during the year ended December 31, 2016. The Master Fund did not hold any Level 3 securities during the year ended December 31, 2016.

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of March 31, 2017, the Master Fund was invested in Commodity Futures. For the three months ended March 31, 2017 and year ended December 31, 2016, the volumes of derivative activity (based on average month-end notional amounts) were $212,677,091 and $218,760,963, respectively.

The fair value of derivative instruments at March 31, 2017 and December 31, 2016, were as follows:

Period	Derivative Instruments	Asset Derivatives	Liability Derivatives (i)
March 31, 2017	Commodity Futures	$—	$4,488,591
December 31, 2016	Commodity Futures	$—	$1,424,715

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months ended March 31, 2017 and 2016:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Change in Unrealized Gain (Loss) on Derivative Instruments (ii)
Three months ended March 31, 2017	Commodity Futures	$2,607,775	$(3,063,876)
Three months ended March 31, 2016	Commodity Futures	$(12,473,222)	$14,574,599

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net change in unrealized gain (loss) from futures contracts.

(6) Financial Instrument Risk

In the normal course of its business, the Master Fund may be party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Master Fund are Commodity Futures, whose values are based upon an underlying asset and generally represent future commitments which have a reasonable possibility to be settled in cash or through physical delivery. These instruments are traded on an exchange and are standardized contracts.

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in commodity prices. In entering into these contracts, there exists a market risk that such contracts may be significantly influenced by conditions, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions at the same time, and the Managing Owner is unable to offset such positions, the Master Fund could experience substantial losses.

Credit risk is the possibility that a loss may occur due to the failure of an exchange clearinghouse to perform according to the terms of a contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as counterparty to the transactions. The Master Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statement of Financial Condition and not represented by the contract or notional amounts of the instruments.

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

(a) Creation of Shares

General. On any business day, an Authorized Participant may place an order with the Distributor (as facilitated by the Administrator) to create one or more Baskets. For purposes of processing both purchase and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Purchase orders must be placed by 10:00 a.m. ET. The day on which a valid purchase order is received is the purchase order date. Purchase orders are irrevocable. By placing a purchase order, and prior to delivery of such Baskets, an Authorized Participant’s DTC account will be charged the non-refundable transaction fee due for the purchase order.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. Effective January 1, 2017, the Management Fee that the Master Fund pays was reduced by a 0.10% per annum voluntary fee waiver from 0.85% to 0.75% based on the average daily Net Asset Value of the Master Fund. For the three months ended March 31, 2017 and 2016, the Management Fee paid by the Master Fund was as follows:

Period	Management Fee	Voluntary Fee Waiver	Net Management Fee
Three months ended March 31, 2017	$450,274	$(52,974)	$397,300
Three months ended March 31, 2016	$447,661	—	$447,661

(b) Initial Organization and Offering Expenses

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

(c) Brokerage Commissions, Fees, and Routine Operational, Administrative, and Other Ordinary Expenses

Prior to January 1, 2017, the Funds’ brokerage commissions and fees as well as routine operational, administrative and other ordinary expenses, including, but not limited to, the fees and expenses of the Trustee, legal and accounting fees and expenses, tax preparation expenses, filing fees, and printing, mailing and duplication costs, were accrued at a rate of 0.20% of the Net Asset Value per annum in the aggregate. Of the amounts so accrued, the Funds first paid brokerage commissions and fees, and secondly, from the remainder of the amounts so accrued, reimbursed the Managing Owner for the Funds’ routine operational, administrative and other ordinary expenses paid by the Managing Owner.

Effective January 1, 2017, the Managing Owner has voluntarily agreed to assume all routine operational, administrative and other ordinary expenses of the Funds, and will not be reimbursed for any such expenses. As a result, the Funds will no longer accrue for such expenses. In addition, effective January 1, 2017, the Master Fund will pay its brokerage commissions and fees directly. As a result, the Funds will no longer accrue for such commissions and fees as an expense accrual, but will be included as a component of Net Realized Gain (Loss) on the Consolidated Statements of Income and Expenses. Accordingly, effective January 1, 2017, the Fund’s expense accrual of 0.20% of the Fund’s Net Asset Value for (i) brokerage commissions and fees, and (ii) routine operational, administrative and other ordinary expenses, was eliminated.

Brokerage commissions and fees were charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three months ended March 31, 2016 were $105,332. Brokerage commissions and fees incurred for the three months ended March 31, 2017 were $47,213.

(9) Termination

The term of the Fund is perpetual, unless terminated earlier in certain circumstances as defined in the Trust Agreements.

(10) Profit and Loss Allocations and Distributions

The Managing Owner and the Shareholders share in any profits and losses of the Fund attributable to the Fund in proportion to the percentage interest owned by each. Distributions may be made at the sole discretion of the Managing Owner on a pro-rata basis in accordance with the respective capital balances of the Shareholders, but the Fund is under no obligation to make periodic distributions to Shareholders. The Fund has made no distributions to its Shareholders since the Fund commenced operations.

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of March 31, 2017, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Net Asset Value
Net asset value per Limited Unit, beginning of period	$19.35		$18.56
Investment operations:
Net realized and change in unrealized gain (loss)	(0.09	)(5)	0.21
Net investment loss(1)	(0.01)		(0.04	)(4)

Net increase (decrease) in net assets from operations	(0.10)		0.17

Net asset value per Limited Unit, end of period	$19.25		$18.73

Total Return, at net asset value(2)	(0.52)%		0.92%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$195,428		$212,557

Net investment loss(3)	(0.28)%		(0.88	)%(6)

Expenses, prior to expense waivers(3)	0.85%		1.05	%(6)

Expenses, net of expense waivers(3)	0.75%		1.05	%(6)

(1)	Based on average shares outstanding.
(2)	Total return calculated for a period of less than one year is not annualized.
(3)	Annualized.
(4)	Includes brokerage fees/commissions of $0.01 per share for the three months ending March 31, 2016. See Note 8(c) on page 23.
(5)	Includes brokerage fees/commissions of less than $0.01 per share for the three months ended March 31, 2017. See Note 8(c) on page 23.
(6)	Includes brokerage fees/commissions of 0.13% (annualized) (as a percentage of average daily net assets) for the three months ended March 31, 2016. See Note 8(c) on page 23.

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

The Fund has based the forward-looking statements included in this Quarterly Report on information available to it as close to the filing date of this Quarterly Report as reasonably practicable, and the Fund assumes no obligation to update any such forward-looking statements except as required by the federal securities laws. Investors are advised to review any additional disclosures that the Fund may make directly to them or through reports that the Fund files in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Introduction

WisdomTree Continuous Commodity Index Fund (the “Fund”) and WisdomTree Continuous Commodity Index Master Fund (the “Master Fund” and together with the Fund, the “Funds”) are commodity pools that were organized as Delaware statutory trusts on October 27, 2006. For each of the Funds, WisdomTree Commodity Services, LLC serves as the commodity pool operator and managing owner (the “Managing Owner”), and GreenHaven Advisors LLC serves as the commodity trading advisor (the “Sub-Adviser”). Shares representing units of fractional undivided beneficial interest in and ownership of the Fund (“Limited Units” or “Shares”) are listed on the NYSE Arca under the symbol “GCC.”

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

The Funds’ investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index, sometimes referred to as the Continuous Commodity Total Return Index or Equal Weight Continuous Commodity Total Return Index (the “Index”), before liabilities and expenses of the Funds. The Index Commodities consist of corn, soybeans, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, heating oil, and natural gas. Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC, is the owner, publisher and custodian of the Thomson Reuters Continuous Commodity Index (the “Index Sponsor”). The Index Sponsor is not an affiliate of the Funds or the Managing Owner.

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund in a master-feeder structure. The Master Fund pursues its investment objective by actively trading exchange traded futures (“Commodity Futures”) on the Index Commodities, with a view to tracking the performance of the Index over time, regardless of whether the Index is rising, falling or flat over any particular period. The Master Fund’s non-discretionary investment strategy is designed to provide investors with a cost-effective and convenient way to invest in an equal-weight portfolio of commodity futures.

The Master Fund’s portfolio (its “Portfolio”) also includes cash, U.S. Treasury obligations and other high credit-quality, short-term fixed income securities (collectively, “U.S. Treasuries”) for deposit with the Funds’ Commodity Broker as margin or otherwise held to cover the Master Fund’s notional exposure to Commodity Futures.

The Fund continuously offers and redeems baskets of 50,000 Shares (“Baskets”) to authorized participants (“Authorized Participants”) at a price based on the Master Fund’s Net Asset Value (as defined below) per Share. Authorized Participants, in turn, may offer such Shares to the public at a per Share offering price that varies, depending on, among other factors, the trading price of the Shares, the Master Fund’s Net Asset Value, and the supply of and demand for the Shares at the time of the offer.

Under the Trust Agreements, Delaware Trust Company, the Trustee of the Funds, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Funds. The Trustee has no duty or liability to supervise or monitor the performance of the Managing Owner, nor does the Trustee have any liability for the acts or omissions of the Managing Owner.

The Index Sponsor obtains information for inclusion in, or for use in the calculation of, the Index from sources the Index Sponsor considers reliable. None of the Index Sponsor, the Managing Owner, the Funds or any of their respective affiliates accepts responsibility for or guarantees the accuracy and/or completeness of the Index or any data included in the Index.

The Shares are intended to provide investment results that generally correspond to the changes, positive or negative, in the levels of the Index over time. The value of the Shares is expected to fluctuate in relation to changes in the value of the Portfolio. The market price of the Shares may not be identical to the Master Fund’s Net Asset Value per Share, but these two valuations are expected to be very close.

Performance Summary

There is no performance history prior to the beginning of trading on January 24, 2008. For current five-year performance history subsequent to the beginning of trading, see “Results of Operations.”

Net Asset Value

“Net Asset Value” means the total assets of the Master Fund including, but not limited to, all cash and cash equivalents or other debt securities, less total liabilities of the Master Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. The Fund’s Administrator calculates the Net Asset Value once each NYSE Arca trading day. The Net Asset Value for a particular trading day is released after 5:00 p.m. ET and posted at www.wisdomtree.com. To provide updated information relating to the Fund for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated “indicative fund value.” The indicative intra-day value is calculated by using the prior day’s closing Net Asset Value as a base and updating that value throughout the trading day to reflect changes in the value of the Master Fund’s Commodity Futures during the trading day. The indicative intra-day value will be disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. ET to 4:00 p.m. ET. The indicative intra-day value is an approximate value and should not be viewed a a “real” time update of the Net Asset Value.

Critical Accounting Policies

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

The Master Fund holds a significant portion of its assets in Commodity Futures and U.S. Treasuries, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the statements of income and expenses. The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Master Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Interest income on U.S. Treasuries is recognized on an accrual basis when earned. Discounts and premiums are amortized or accreted over the life of the U.S. Treasuries.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the statements of income and expenses in the period in which the contract is closed or the changes occur, respectively.

Asset Valuation

The Master Fund records its Commodity Futures and U.S. Treasuries on a trade date basis and at fair value in the financial statements, with changes in fair value reported in the statement of income and expenses.

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

Market Risk

See Item 1A – Risk Factors and Item 3 – Quantitative and Qualitative Disclosures About Market Risk for a complete discussion of market risk.

Credit Risk

The Master Fund holds two types of investments. The first is long positions in futures contracts on the seventeen Index Commodities. Since the Index allocates equally among the components and is rebalanced daily, performance risk of the Commodity Futures is divided equally among the components. Each of the Index Commodities is traded on the CME Group or ICE exchanges.

The CME Group and ICE exchanges guarantee the performance of its outstanding Commodity Futures. Each exchange is also publicly traded and, in management’s opinion, well-capitalized. Each uses a system of margining and daily cash settlement of unrealized gains and losses in open positions, which reduces counterparty risk for market participants. Hence, management believes that the Master Fund faces minimal credit or counterparty risk in its futures trading and contract positions.

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

Contractual Obligations

The Funds contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of Net Asset Value. Commissions paid by the Master Fund to the Commodity Broker are on a per contract half-turn basis. As such, the Managing Owner cannot anticipate the amount of payments and commissions related to half-turns or round-turns that will be required under these arrangements for future periods as Net Asset Values are not known until a future date.

Off-Balance Sheet Risk

In the normal course of business, the Funds are party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are standardized Commodity Futures traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities.” As of the balance sheet date, therefore, the Funds have no unrecorded liabilities relating to Commodity Futures. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

Results of Operations

FOR THE PERIOD FROM MARCH 31, 2012 TO MARCH 31, 2017

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
4/30/2012	$29.51	20,550,050	$606,519,698	-2.77%	-5.69%	-1.50%	-1.63%
5/31/2012	$26.95	18,300,050	$493,144,321	-8.68%	-14.98%	-10.05%	-10.17%
6/30/2012	$28.43	18,000,050	$511,712,177	5.49%	-6.33%	-5.11%	-5.23%
7/31/2012	$29.65	17,100,050	$506,949,216	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,295,771	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,674,737	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,720,396	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,587,285	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,608,100	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,228,210	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,398,977	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,366,427	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,578,302	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,577,235	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,488,312	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,484,507	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,732,451	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,838,812	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,770,766	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,662,899	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,992,584	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,883,915	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,355,140	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,183,222	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,209,409	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,553,581	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$359,978,141	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,898,134	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value Per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Index over time. For the three months ended March 31, 2017 and March 31, 2016, the Master Fund’s Net Asset Value underperformed the Index by 0.26% and 0.33%, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Introduction

The Funds are designed to replicate a commodity index. The market-sensitive instruments held by the Master Fund are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Funds’ main line of business.

Market movements can produce frequent changes in the fair market value of the Master Fund’s open positions and, consequently, in its earnings and cash flows. The Funds’ market risk is primarily influenced by changes in the price of the Index Commodities.

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

Quantitative Disclosures

Commodity Price Sensitivity and Interest Rate Sensitivity

The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provides information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of March 31, 2017, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	April 2017 - August 2017	350	$3.28	10,000	$11,487,700	$191,560
NY Harbor ULSD	April 2017 - August 2017	172	1.59	42,000	11,482,892	(358,638)
WTI Crude Oil	April 2017 - August 2017	224	51.32	1,000	11,494,710	(378,490)
Grains
Corn	May 2017 - September 2017	618	3.72	5,000	11,487,075	38,414
Soybean	May 2017 - August 2017	240	9.54	5,000	11,450,000	(894,301)
Soybean Oil	May 2017 - October 2017	596	0.32	60,000	11,482,338	(1,059,996)
Wheat	May 2017 - September 2017	523	4.40	5,000	11,496,625	(376,438)
Livestock
Lean Hogs	April 2017 - October 2017	408	0.70	40,000	11,488,950	(174,490)
Live Cattle	June 2017 - October 2017	265	1.08	40,000	11,456,250	676,720
Metals
Copper	May 2017 - September 2017	172	2.67	25,000	11,470,588	448,701
Gold 100 Ounce	June 2017 - August 2017	92	1,252.85	100	11,526,220	221,330
Platinum	July 2017 - October 2017	240	954.30	50	11,451,600	(446,510)
Silver	May 2017 - September 2017	125	18.33	5,000	11,455,480	259,480
Softs
Cocoa	May 2017 - September 2017	547	2,097.66	10	11,474,210	(336,750)
Coffee “C”	May 2017 - September 2017	216	1.42	37,500	11,473,650	(992,363)
Cotton No. 2	May 2017 - July 2017	295	0.78	50,000	11,498,785	618,875
Sugar No. 11	April 2017 - September 2017	606	0.17	112,000	11,481,680	(1,925,695)

Total					$195,158,753	$(4,488,591)

As of March 31, 2017, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk were as follows:

Description	Range of Discount Rates	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	0.52% - 0.76%	May 2017 - June 2017	$190,000,000	$189,762,690	$(15,230)

Item 4. Controls and Procedures.

Disclosure controls and procedures

Under the supervision and with the participation of the management of the Managing Owner, including its chief executive officer and principal financial officer, the Funds carried out an evaluation of the effectiveness of the design and operation of their respective disclosure controls and procedures (as defined in Rule 13a-15(f)) of the Securities Exchange Act of 1934). Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Funds’ disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

The Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting. The Managing Owner’s internal control system is designed to provide reasonable assurance to the Funds’ management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors.

We filed our Annual Report on Form 10-K for the year ended December 31, 2016, with the SEC on February 27, 2017, which sets forth certain risk factors in Part I, Item 1A therein. We have not experienced any material changes from the risk factors previously described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) For the three-months ended March 31, 2017, 1,300,000 Shares were redeemed for $25,606,183 and 100,000 Shares were created for $2,001,044. The last creation of the period occurred on January 25, 2017. On March 31, 2017, 10,150,050 Shares were outstanding for a market capitalization of $195,185,462, based on the March 31, 2017 closing price of $19.23 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	100,000	$19.97	N/A	N/A
February 1, 2017 to February 28, 2017	600,000	$20.01	N/A	N/A
March 1, 2017 to March 31, 2017	600,000	$19.34	N/A	N/A

Total	1,300,000	$19.70	—	—

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

Date: May 8, 2017

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2017

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: May 8, 2017