Form 10-Q
period 2017-06-30
WisdomTree Continuous Commodity Index Fund; WisdomTree Continuous Commodity Index Master Fund
filed 2017-08-07
CIK 1379606, 1379527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2017: 8,750,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

June 30, 2017 (unaudited) and December 31, 2016

	June 30, 2017 (unaudited)	December 31, 2016
Assets:
Cash	$3,109,117	$8,738,522
Cash held by broker for futures contracts (Note 3)	11,168,965	12,839,693
Short-term investments (cost $154,831,996 and $199,833,099 as of June 30, 2017 and December 31, 2016, respectively)	154,837,450	199,838,720

Total Assets	169,115,532	221,416,935

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	3,654,413	1,424,715
Net management fee payable to related party	101,233	158,443
Accrued brokerage fees and expenses payable	—	173,182

Total Liabilities	3,755,646	1,756,340

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(566)	(533)

Total General Units	934	967

Limited Units:
Paid in capital - 8,850,000 and 11,350,000 redeemable shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	298,202,999	346,357,042
Accumulated deficit	(132,844,047)	(126,697,414)

Total Limited Units	165,358,952	219,659,628

Total shareholders’ equity	165,359,886	219,660,595

Total liabilities and shareholders’ equity	$169,115,532	$221,416,935

Net asset value per share
General Units	$18.68	$19.35

Limited Units	$18.68	$19.35

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

June 30, 2017

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.82%, 7/13/17*		33.25%	$54,988,230	$55,000,000
0.87%, 8/10/17*		31.42	51,952,420	52,000,000
0.97%, 9/21/17* (a)		28.97	47,896,800	48,000,000

Total U.S. Treasury Obligations (Cost: $154,831,996)		93.64%	$154,837,450	$155,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure
Cocoa
expiration date 9/14/17	248	(0.04)%	$(67,950)	$4,811,200
expiration date 12/13/17	248	0.00	(1,990)	4,878,160
Coffee “C”
expiration date 9/19/17	101	(0.25)	(411,169)	4,760,888
expiration date 12/18/17	101	(0.19)	(316,181)	4,893,450
Copper
expiration date 9/27/17	72	0.06	102,200	4,879,800
expiration date 12/27/17	71	0.13	208,900	4,840,425
Corn
expiration date 9/14/17	252	(0.05)	(79,250)	4,800,600
expiration date 12/14/17	251	(0.02)	(31,762)	4,919,600
Cotton No. 2
expiration date 12/6/17	143	(0.19)	(311,885)	4,904,185
expiration date 3/7/18	142	(0.20)	(328,445)	4,797,470
Gold 100 Ounce
expiration date 12/27/17	39	(0.09)	(149,910)	4,873,440
expiration date 2/26/18	39	(0.09)	(154,990)	4,886,700
Lean Hogs
expiration date 8/14/17	85	0.12	203,080	2,847,500
expiration date 10/13/17	85	0.05	87,700	2,395,300
expiration date 12/14/17	86	0.04	61,950	2,183,540
expiration date 2/14/18	85	0.01	20,870	2,273,750
Live Cattle
expiration date 10/31/17	70	0.15	245,000	3,225,600
expiration date 12/29/17	70	0.05	89,230	3,242,400
expiration date 2/28/18	69	(0.07)	(112,680)	3,209,190
Natural Gas
expiration date 8/29/17	62	(0.07)	(115,130)	1,879,220
expiration date 9/27/17	62	(0.10)	(171,170)	1,895,960
expiration date 10/27/17	61	(0.10)	(164,960)	1,901,980
expiration date 11/28/17	61	0.00	(2,630)	1,992,870
expiration date 12/27/17	61	0.00	3,150	2,047,160
NY Harbor ULSD
expiration date 8/31/17	31	(0.13)	(222,739)	1,940,891
expiration date 9/29/17	31	(0.12)	(192,872)	1,951,698
expiration date 10/31/17	31	(0.11)	(174,615)	1,963,156
expiration date 11/30/17	31	0.02	32,621	1,975,655
expiration date 12/29/17	30	0.02	26,250	1,923,138
Platinum
expiration date 10/27/17	105	(0.23)	(385,285)	4,863,600
expiration date 1/29/18	104	(0.07)	(118,815)	4,837,040
Silver
expiration date 9/27/17	59	(0.18)	(304,660)	4,904,965
expiration date 12/27/17	58	(0.25)	(407,475)	4,852,280
Soybean
expiration date 11/14/17	101	0.02	26,975	4,821,487
expiration date 1/12/18	101	0.05	88,238	4,860,625

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

June 30, 2017

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Soybean Oil
expiration date 9/14/17	122	(0.02)%	$(31,212)	$2,427,312
expiration date 10/13/17	122	(0.02)	(27,510)	2,428,044
expiration date 12/14/17	121	0.06	92,490	2,420,484
expiration date 1/12/18	121	0.05	85,728	2,432,100
Sugar No. 11
expiration date 9/29/17	306	(0.63)	(1,037,770)	4,732,963
expiration date 2/28/18	305	(0.09)	(140,885)	4,942,952
Wheat
expiration date 9/14/17	181	0.34	567,375	4,760,300
expiration date 12/14/17	182	0.38	625,250	4,959,500
WTI Crude Oil
expiration date 8/22/17	42	(0.15)	(255,780)	1,944,180
expiration date 9/20/17	42	(0.15)	(247,630)	1,953,420
expiration date 10/20/17	42	(0.14)	(239,090)	1,964,340
expiration date 11/20/17	41	0.00	(6,030)	1,929,050
expiration date 12/19/17	41	(0.01)	(8,950)	1,939,710

Total		(2.21)%	$(3,654,413)	$165,069,278

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2016

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Platinum
expiration date 4/26/17	143	(0.23)%	$(507,030)	$6,475,755
expiration date 7/27/17	142	(0.13)	(295,105)	6,455,320
Silver
expiration date 3/29/17	54	(0.33)	(715,760)	4,317,030
expiration date 5/26/17	54	(0.33)	(735,715)	4,331,340
expiration date 7/27/17	53	(0.25)	(554,420)	4,264,380
Soybean
expiration date 3/14/17	85	0.04	87,063	4,267,000
expiration date 5/12/17	85	0.06	120,263	4,303,125
expiration date 7/14/17	85	0.00	(2,400)	4,330,750
Soybean Oil
expiration date 3/14/17	206	0.04	78,492	4,283,976
expiration date 5/12/17	206	0.04	94,890	4,316,112
expiration date 7/14/17	205	(0.03)	(61,998)	4,320,990
Sugar No. 11
expiration date 2/28/17	200	(0.11)	(239,019)	4,370,240
expiration date 4/28/17	201	(0.09)	(208,936)	4,333,560
expiration date 6/30/17	199	(0.11)	(245,582)	4,201,288
Wheat
expiration date 3/14/17	205	(0.15)	(326,863)	4,182,000
expiration date 5/12/17	204	(0.15)	(336,588)	4,289,100
expiration date 7/14/17	204	(0.08)	(178,438)	4,429,350
WTI Crude Oil
expiration date 1/20/17	47	0.12	269,230	2,524,840
expiration date 2/21/17	47	0.13	281,350	2,569,020
expiration date 3/21/17	47	0.13	288,040	2,605,210
expiration date 4/20/17	47	0.15	326,130	2,634,350
expiration date 5/22/17	46	0.15	339,400	2,598,540

Total		(0.65)%	$(1,424,715)	$219,390,855

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income:
Interest income	$317,895	$115,666	$565,045	$204,966
Expenses:
Management fee to related party	373,775	471,940	824,049	919,601
Brokerage fees and expenses	—	111,043	—	216,375

Total expenses	373,775	582,983	824,049	1,135,976

Expense waivers	(43,973)	—	(96,947)	—

Net expenses	329,802	582,983	727,102	1,135,976

Net investment loss	(11,907)	(467,317)	(162,057)	(931,010)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	(10,751)	—	(10,751)	—
Futures Contracts	(6,351,768)*	16,757,478	(3,743,993)*	4,284,256

Net Realized Gain (Loss)	(6,362,519)	16,757,478	(3,754,744)	4,284,256

Net Change in Unrealized Gain (Loss) from:
Investments	20,684	(8,809)	(167)	7,055
Futures Contracts	834,178	2,953,219	(2,229,698)	17,527,818

Net Change in Unrealized Gain (Loss)	854,862	2,944,410	(2,229,865)	17,534,873

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(5,507,657)	19,701,888	(5,984,609)	21,819,129

Net Gain (Loss)	$(5,519,564)	$19,234,571	$(6,146,666)	$20,888,119

*	Includes brokerage commissions and fees for the three months and six months ended June 30, 2017 of $58,488 and $105,701, respectively. Prior to January 1, 2017, brokerage commissions and fees were included under “Expenses” in “Brokerage fees and expenses”.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2017

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595
Creation of Units	—	—	—	—	100,000	2,001,044	—	2,001,044	2,001,044
Redemption of Units	—	—	—	—	(2,600,000)	(50,155,087)	—	(50,155,087)	(50,155,087)
Net Gain (Loss):
Net Investment Loss	—	—	(0)*	(0)*	—	—	(162,057)	(162,057)	(162,057)
Net Realized Loss from Investments and Futures Contracts	—	—	(22)	(22)	—	—	(3,754,722)	(3,754,722)	(3,754,744)
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	(11)	(11)	—	—	(2,229,854)	(2,229,854)	(2,229,865)

Net Loss	—	—	(33)	(33)	—	—	(6,146,633)	(6,146,633)	(6,146,666)

Balance at June 30, 2017	50	$1,500	$(566)	$934	8,850,000	$298,202,999	$(132,844,047)	$165,358,952	$165,359,886

*	Amount represents less than $1.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net Gain (Loss)	$(6,146,666)	$20,888,119
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(354,348,877)	(369,743,779)
Proceeds from sales of investment securities	399,904,251	325,000,000
Net accretion of discount	(565,022)	(204,966)
Net realized gain (loss) on investment securities	10,751	—
Net change in unrealized gain/loss from investments	167	(7,055)
Net change in unrealized gain/loss from futures contracts	2,229,698	(17,527,818)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(57,210)	(5,995)
Accrued brokerage fees and expenses payable	(173,182)	52,075

Net cash provided by (used for) operating activities	40,853,910	(41,549,419)

Cash flows from financing activities
Proceeds from creation of Limited Units	2,001,044	4,009,960
Redemption of Limited Units	(50,155,087)	(22,734,709)

Net cash used for financing activities	(48,154,043)	(18,724,749)

Net decrease in cash	(7,300,133)	(60,274,168)
Cash* at beginning of period	21,578,215	83,440,007

Cash* at end of period	$14,278,082	$23,165,839

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

June 30, 2017 (unaudited) and December 31, 2016

	June 30, 2017 (unaudited)	December 31, 2016
Assets:
Cash	$3,109,117	$8,738,522
Cash held by broker for futures contracts (Note 3)	11,168,965	12,839,693
Short-term investments (cost $154,831,996 and $199,833,099 as of June 30, 2017 and December 31, 2016, respectively)	154,837,450	199,838,720

Total Assets	169,115,532	221,416,935

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	3,654,413	1,424,715
Net management fee payable to related party	101,233	158,443
Accrued brokerage fees and expenses payable	—	173,182

Total Liabilities	3,755,646	1,756,340

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(566)	(533)

Total General Units	934	967

Limited Units:
Paid in capital - 8,850,000 and 11,350,000 redeemable shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	298,202,999	346,357,042
Accumulated deficit	(132,844,047)	(126,697,414)

Total Limited Units	165,358,952	219,659,628

Total shareholders’ equity	165,359,886	219,660,595

Total liabilities and shareholders’ equity	$169,115,532	$221,416,935

Net asset value per share
General Units	$18.68	$19.35

Limited Units	$18.68	$19.35

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

June 30, 2017

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
0.82%, 7/13/17*		33.25%	$54,988,230	$55,000,000
0.87%, 8/10/17*		31.42	51,952,420	52,000,000
0.97%, 9/21/17* (a)		28.97	47,896,800	48,000,000

Total U.S. Treasury Obligations (Cost: $154,831,996)		93.64%	$154,837,450	$155,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure
Cocoa
expiration date 9/14/17	248	(0.04)%	$(67,950)	$4,811,200
expiration date 12/13/17	248	0.00	(1,990)	4,878,160
Coffee “C”
expiration date 9/19/17	101	(0.25)	(411,169)	4,760,888
expiration date 12/18/17	101	(0.19)	(316,181)	4,893,450
Copper
expiration date 9/27/17	72	0.06	102,200	4,879,800
expiration date 12/27/17	71	0.13	208,900	4,840,425
Corn
expiration date 9/14/17	252	(0.05)	(79,250)	4,800,600
expiration date 12/14/17	251	(0.02)	(31,762)	4,919,600
Cotton No. 2
expiration date 12/6/17	143	(0.19)	(311,885)	4,904,185
expiration date 3/7/18	142	(0.20)	(328,445)	4,797,470
Gold 100 Ounce
expiration date 12/27/17	39	(0.09)	(149,910)	4,873,440
expiration date 2/26/18	39	(0.09)	(154,990)	4,886,700
Lean Hogs
expiration date 8/14/17	85	0.12	203,080	2,847,500
expiration date 10/13/17	85	0.05	87,700	2,395,300
expiration date 12/14/17	86	0.04	61,950	2,183,540
expiration date 2/14/18	85	0.01	20,870	2,273,750
Live Cattle
expiration date 10/31/17	70	0.15	245,000	3,225,600
expiration date 12/29/17	70	0.05	89,230	3,242,400
expiration date 2/28/18	69	(0.07)	(112,680)	3,209,190
Natural Gas
expiration date 8/29/17	62	(0.07)	(115,130)	1,879,220
expiration date 9/27/17	62	(0.10)	(171,170)	1,895,960
expiration date 10/27/17	61	(0.10)	(164,960)	1,901,980
expiration date 11/28/17	61	0.00	(2,630)	1,992,870
expiration date 12/27/17	61	0.00	3,150	2,047,160
NY Harbor ULSD
expiration date 8/31/17	31	(0.13)	(222,739)	1,940,891
expiration date 9/29/17	31	(0.12)	(192,872)	1,951,698
expiration date 10/31/17	31	(0.11)	(174,615)	1,963,156
expiration date 11/30/17	31	0.02	32,621	1,975,655
expiration date 12/29/17	30	0.02	26,250	1,923,138
Platinum
expiration date 10/27/17	105	(0.23)	(385,285)	4,863,600
expiration date 1/29/18	104	(0.07)	(118,815)	4,837,040
Silver
expiration date 9/27/17	59	(0.18)	(304,660)	4,904,965
expiration date 12/27/17	58	(0.25)	(407,475)	4,852,280

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

June 30, 2017

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Soybean
expiration date 11/14/17	101	0.02%	$26,975	$4,821,487
expiration date 1/12/18	101	0.05	88,238	4,860,625
Soybean Oil
expiration date 9/14/17	122	(0.02)	(31,212)	2,427,312
expiration date 10/13/17	122	(0.02)	(27,510)	2,428,044
expiration date 12/14/17	121	0.06	92,490	2,420,484
expiration date 1/12/18	121	0.05	85,728	2,432,100
Sugar No. 11
expiration date 9/29/17	306	(0.63)	(1,037,770)	4,732,963
expiration date 2/28/18	305	(0.09)	(140,885)	4,942,952
Wheat
expiration date 9/14/17	181	0.34	567,375	4,760,300
expiration date 12/14/17	182	0.38	625,250	4,959,500
WTI Crude Oil
expiration date 8/22/17	42	(0.15)	(255,780)	1,944,180
expiration date 9/20/17	42	(0.15)	(247,630)	1,953,420
expiration date 10/20/17	42	(0.14)	(239,090)	1,964,340
expiration date 11/20/17	41	0.00	(6,030)	1,929,050
expiration date 12/19/17	41	(0.01)	(8,950)	1,939,710

Total		(2.21)%	$(3,654,413)	$165,069,278

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2016

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Platinum
expiration date 4/26/17	143	(0.23)%	$(507,030)	$6,475,755
expiration date 7/27/17	142	(0.13)	(295,105)	6,455,320
Silver
expiration date 3/29/17	54	(0.33)	(715,760)	4,317,030
expiration date 5/26/17	54	(0.33)	(735,715)	4,331,340
expiration date 7/27/17	53	(0.25)	(554,420)	4,264,380
Soybean
expiration date 3/14/17	85	0.04	87,063	4,267,000
expiration date 5/12/17	85	0.06	120,263	4,303,125
expiration date 7/14/17	85	0.00	(2,400)	4,330,750
Soybean Oil
expiration date 3/14/17	206	0.04	78,492	4,283,976
expiration date 5/12/17	206	0.04	94,890	4,316,112
expiration date 7/14/17	205	(0.03)	(61,998)	4,320,990
Sugar No. 11
expiration date 2/28/17	200	(0.11)	(239,019)	4,370,240
expiration date 4/28/17	201	(0.09)	(208,936)	4,333,560
expiration date 6/30/17	199	(0.11)	(245,582)	4,201,288
Wheat
expiration date 3/14/17	205	(0.15)	(326,863)	4,182,000
expiration date 5/12/17	204	(0.15)	(336,588)	4,289,100
expiration date 7/14/17	204	(0.08)	(178,438)	4,429,350
WTI Crude Oil
expiration date 1/20/17	47	0.12	269,230	2,524,840
expiration date 2/21/17	47	0.13	281,350	2,569,020
expiration date 3/21/17	47	0.13	288,040	2,605,210
expiration date 4/20/17	47	0.15	326,130	2,634,350
expiration date 5/22/17	46	0.15	339,400	2,598,540

Total		(0.65)%	$(1,424,715)	$219,390,855

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Income and Expenses

For the Three Months and Six Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income:
Interest income	$317,895	$115,666	$565,045	$204,966
Expenses:
Management fee to related party	373,775	471,940	824,049	919,601
Brokerage fees and expenses	—	111,043	—	216,375

Total expenses	373,775	582,983	824,049	1,135,976

Expense waivers	(43,973)	—	(96,947)	—

Net expenses	329,802	582,983	727,102	1,135,976

Net investment loss	(11,907)	(467,317)	(162,057)	(931,010)

Realized and Net Change in Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	(10,751)	—	(10,751)	—
Futures Contracts	(6,351,768)*	16,757,478	(3,743,993)*	4,284,256

Net Realized Gain (Loss)	(6,362,519)	16,757,478	(3,754,744)	4,284,256

Net Change in Unrealized Gain (Loss) from:
Investments	20,684	(8,809)	(167)	7,055
Futures Contracts	834,178	2,953,219	(2,229,698)	17,527,818

Net Change in Unrealized Gain (Loss)	854,862	2,944,410	(2,229,865)	17,534,873

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	(5,507,657)	19,701,888	(5,984,609)	21,819,129

Net Gain (Loss)	$(5,519,564)	$19,234,571	$(6,146,666)	$20,888,119

*	Includes brokerage commissions and fees for the three months and six months ended June 30, 2017 of $58,488 and $105,701, respectively. Prior to January 1, 2017, brokerage commissions and fees were included under “Expenses” in “Brokerage fees and expenses”.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2017

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595
Creation of Units	—	—	—	—	100,000	2,001,044	—	2,001,044	2,001,044
Redemption of Units	—	—	—	—	(2,600,000)	(50,155,087)	—	(50,155,087)	(50,155,087)
Net Gain (Loss):
Net Investment Loss	—	—	(0)*	(0)*	—	—	(162,057)	(162,057)	(162,057)
Net Realized Loss from Investments and Futures Contracts	—	—	(22)	(22)	—	—	(3,754,722)	(3,754,722)	(3,754,744)
Net Change in Unrealized Gain (Loss) from Investments and Futures Contracts	—	—	(11)	(11)	—	—	(2,229,854)	(2,229,854)	(2,229,865)

Net Loss	—	—	(33)	(33)	—	—	(6,146,633)	(6,146,633)	(6,146,666)

Balance at June 30, 2017	50	$1,500	$(566)	$934	8,850,000	$298,202,999	$(132,844,047)	$165,358,952	$165,359,886

*	Amount represents less than $1.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net Gain (Loss)	$(6,146,666)	$20,888,119
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(354,348,877)	(369,743,779)
Proceeds from sales of investment securities	399,904,251	325,000,000
Net accretion of discount	(565,022)	(204,966)
Net realized gain (loss) on investment securities	10,751	—
Net change in unrealized gain/loss from investments	167	(7,055)
Net change in unrealized gain/loss from futures contracts	2,229,698	(17,527,818)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(57,210)	(5,995)
Accrued brokerage fees and expenses payable	(173,182)	52,075

Net cash provided by (used for) operating activities	40,853,910	(41,549,419)

Cash flows from financing activities
Proceeds from creation of Limited Units	2,001,044	4,009,960
Redemption of Limited Units	(50,155,087)	(22,734,709)

Net cash used for financing activities	(48,154,043)	(18,724,749)

Net decrease in cash	(7,300,133)	(60,274,168)
Cash* at beginning of period	21,578,215	83,440,007

Cash* at end of period	$14,278,082	$23,165,839

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Consolidated Financial Statements

June 30, 2017

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

The Fund and Master Fund commenced investment operations on January 23, 2008, with the offering of 350,000 Shares in exchange for $10,500,000. The Fund commenced trading on the American Stock Exchange (now known as the NYSE Arca) on January 24, 2008 under the symbol “GCC.”

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

The Funds’ collective investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index, also known as the Continuous Commodity Total Return Index or Equal Weight Continuous Commodity Total Return Index (the “Index”), before the Funds’ liabilities and expenses. The Index Commodities consist of corn, soybean, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, heating oil, and natural gas. Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC (the “Index Sponsor”), is the owner, publisher and custodian of the Index. The Index Sponsor is not an affiliate of the Funds or the Managing Owner.

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

The Fund continuously offers and redeems baskets of 50,000 Shares (“Baskets”) to authorized participants (“Authorized Participants”) at a price based on the Master Fund’s Net Asset Value (as defined in Note 7 – Share Creations and Redemptions) per Share. Authorized Participants, in turn, may offer such Shares to the public at a per Share offering price that varies, depending on, among other factors, the trading price of the Shares, the Master Fund’s Net Asset Value, and the supply of and demand for the Shares at the time of the offer.

The Managing Owner and the Shareholders share in any profits and losses attributable to the Fund in proportion to the percentage interest owned by each.

The Managing Owner and the Funds retain the services of third party service providers for the ongoing operations of the Funds. See Note (2) – Service Providers and Related Party Agreements.

In accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Service-Investment Companies, the Funds each qualify as an investment company and are applying the accounting and reporting guidance for investment companies.

Unaudited Interim Financial Information

The financial statements as of June 30, 2017 and for the three-months and six-months ended June 30, 2017 and 2016 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Fund’s financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Fund is not necessarily indicative of future performance.

(2) Service Providers and Related Party Agreements

(a) Trustee. Delaware Trust Company, a Delaware corporation, is the sole trustee of each of the Funds (the “Trustee”). The Trustee is unaffiliated with the Managing Owner. Under the Fund’s Declaration of Trust and Trust Agreement, dated as of October 27, 2006 and as amended January 4, 2016 (as amended, the “Fund Trust Agreement”), and the Master Fund’s Declaration of Trust and Trust Agreement, dated as of October 27, 2006 and as amended July 29, 2007 and January 4, 2016 (as amended, the “Master Fund Trust Agreement” and collectively with the Fund Trust Agreement, the “Trust Agreements”), the Trustee has delegated to the Managing Owner the exclusive management and control of all aspects of the business of each of the Funds. The Trustee will accept service of legal process on the Funds in the State of Delaware and will make certain filings under the Delaware Statutory Trust Act. The Trustee does not owe any other duties to the Funds, the Managing Owner or the Shareholders. The Trustee’s principal offices are located in Wilmington, Delaware.

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

(e) Administrator. Prior to January 1, 2016, Bank of New York Mellon Corporation served as the administrator, custodian and transfer agent of the Funds. As of January 1, 2016, the Managing Owner, on behalf of the Funds, appointed State Street Bank and Trust Company (the “Administrator”) as the administrator of the Funds and has entered into an Administration Agreement in connection therewith. The Administrator also serves as custodian of the Funds pursuant to a Master Custodian Agreement, and transfer agent of the Funds pursuant to a Transfer Agency and Service Agreement. The Administrator performs certain services necessary for the operation and administration of the Funds (other than making investment decisions), including calculations of the Master Fund’s Net Asset Value and accounting and other administrative services. The Administrator retains certain financial books and records, including: fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants. The Administrator has an office in Boston, Massachusetts.

(f) Distributor. Foreside Fund Services LLC is the Funds’ distributor (the “Distributor”) pursuant to a Distribution Services Agreement. The Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to the creation and redemption of Baskets, including assisting in matters associated with receiving and processing orders from Authorized Participants to create and redeem Baskets, coordinating the processing of such orders and related functions and duties. The Distributor has an office in Portland, Maine.

(g) Authorized Participant. The Fund creates and redeems Shares from time to time, but only in one or more Baskets of 50,000 Shares. Authorized Participants are the only persons that may place orders to create and redeem Baskets. Each Authorized Participant must (i) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions, (ii) be a participant in the Depository Trust Company (“DTC”), and (iii) have entered into a “Participant Agreement.” The Participant Agreement sets forth the procedures for the creation and redemption of Baskets and for the delivery of cash required for such creations or redemptions. The current Authorized Participants are J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corporation, and Morgan Stanley & Co. Incorporated.

(3) Summary of Significant Accounting Policies

(a) Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires the Managing Owner to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the amounts of reported income and expenses during the period. Actual results could differ from those estimates.

(b) Recently Issued Accounting Standards

In October 2016, the U.S. Securities and Exchange Commission (the “SEC”) adopted new rules and amended existing rules (together, the “final rules”) intended to modernize the reporting and disclosure of information by investment companies. In part, the final rules amend Regulation S-X and require standardized, enhanced disclosure about derivatives in investment company financial statements, as well as other provisions. The effective date of the Regulation S-X amendments is August 1, 2017. While neither the Fund nor the Master Fund is registered as an investment company under the Investment Company Act of 1940, both the Fund and Master Fund qualify as an investment company under ASU 2013-08 and therefore are applying the accounting and reporting guidance for investment companies. As a result, the Managing Owner has evaluated the impact that the adoption of the amendments to Regulation S-X will have on the Fund’s and Master Fund’s financial statements and related disclosures and has determined there is no material impact. The Regulation S-X amendments will be reflected in the Fund’s and Master Fund’s financial statements and related disclosures for the period ending September 30, 2017.

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

(e) Income Taxes

The Fund and Master Fund are classified as a grantor trust and a partnership, respectively, for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund is subject to U.S. federal, state or local income taxes. As a result, no provision for federal, state or local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

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

(f) Futures Contracts

The Master Fund purchases and holds Commodity Futures for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the Consolidated Statements of Financial Condition, Commodity Futures are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. See Note 4 – Fair Value Measurements. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Consolidated Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

(g) Basis of Presentation and Consolidation

All of the capital raised by the Fund from the offering of its Shares is used to purchase Master Fund Units. The financial statement balances of the Master Fund are consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions are eliminated. Separate financial statements of the Master Fund are presented to comply with reporting requirements of the SEC as both the Fund and the Master Fund are SEC registrants.

(h) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Fund has evaluated events occurring between the period ended June 30, 2017 and when the financial statements were issued.

During that period, 50,000 Shares were created for $941,058 and 150,000 Shares were redeemed for $2,799,540, resulting in 8,750,000 Shares outstanding.

Other than these events, the evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

(4) Fair Value Measurements

The existing guidance for fair value measurements establishes the authoritative definition for fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Master Fund uses a three-tier fair value hierarchy based upon observable and unobservable inputs as follows:

Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 — Unobservable inputs for the asset or liability.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Master Fund’s assets and liabilities at fair value as of June 30, 2017, classified according to the levels used to value them, is as follows:

	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
U.S. Treasury Obligations	$—	$154,837,450	$—	$154,837,450

Liabilities
Unrealized depreciation on futures contracts	(3,654,413)	—	—	(3,654,413)

Total	$(3,654,413)	$154,837,450	$—	$151,183,037

There were no transfers between Level 1 and Level 2 for the Master Fund during the six months ended June 30, 2017. The Master Fund did not hold any Level 3 securities during the six months ended June 30, 2017.

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

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of June 30, 2017, the Master Fund was invested in Commodity Futures. For the six months ended June 30, 2017 and year ended December 31, 2016, the volumes of derivative activity (based on average month-end notional amounts) were $194,551,731 and $218,760,963, respectively.

The fair value of derivative instruments at June 30, 2017 and December 31, 2016, were as follows:

Period	Derivative Instruments	Asset Derivatives	Liability Derivatives (i)
June 30, 2017	Commodity Futures	$—	$3,654,413
December 31, 2016	Commodity Futures	$—	$1,424,715

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months and six months ended June 30, 2017 and 2016:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Change in Unrealized Gain (Loss) on Derivative Instruments (ii)
Three months ended June 30, 2017	Commodity Futures	$(6,351,768)	$834,178
Three months ended June 30, 2016	Commodity Futures	16,757,478	2,953,219
Six months ended June 30, 2017	Commodity Futures	(3,743,993)	(2,229,698)
Six months ended June 30, 2016	Commodity Futures	4,284,256	17,527,818

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net change in unrealized gain (loss) from futures contracts.

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

Determination of Required Payment. The total payment required to create each Basket is the Net Asset Value of 50,000 Shares as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date. Baskets will be issued as of 12:00 p.m. ET, on the business day immediately following the purchase order date at the Net Asset Value per Share as of the closing time of NYSE Arca or the last to close of the exchanges on which the Index Commodities are traded, whichever is later, on the purchase order date during the continuous offering period, but only if the required payment has been timely received.

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

Delivery of Redemption Proceeds. The redemption proceeds due from the Fund are delivered to the Authorized Participant at 12:00 p.m. ET, on the business day immediately following the redemption order date if, by such time, the Fund’s DTC account has been credited with the Baskets to be redeemed. If the Fund’s DTC account has not been credited with all of the Baskets to be redeemed by such time, the redemption distribution is delivered to the extent of whole Baskets received. Any remainder of the redemption distribution is delivered on the next business day to the extent of remaining whole Baskets received if the Distributor receives the fee applicable to the extension of the redemption distribution date which the Distributor may, from time-to-time, determine and the remaining Baskets to be redeemed are credited to the Fund’s DTC account by 12:00 p.m. ET, on such next business day. Any further outstanding amount of the redemption order shall be cancelled. The Distributor is also authorized to deliver the redemption distribution notwithstanding that the Baskets to be redeemed are not credited to the Fund’s DTC account by 12:00 p.m. ET, on the business day immediately following the redemption order date if the Authorized Participant has collateralized its obligation to deliver the Baskets through DTC’s book entry system on such terms as the Distributor and the Managing Owner may from time-to-time agree.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. Effective January 1, 2017, the Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum. Based on the average daily Net Asset Value of the Master Fund. For the three months and six months ended June 30, 2017 and 2016, the Management Fee paid by the Master Fund was as follows:

Period	Management Fee	Voluntary Fee Waiver	Net Management Fee
Three months ended June 30, 2017	$373,775	$(43,973)	$329,802
Three months ended June 30, 2016	$471,940	$—	$471,940
Six months ended June 30, 2017	$824,049	$(96,947)	$727,102
Six months ended June 30, 2016	$919,601	$—	$919,601

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

Brokerage commissions and fees were charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three months ended June 30, 2016 were $111,043 and for the six months ended June 30, 2016 were $216,375. Brokerage commissions and fees incurred for the three months ended June 30, 2017 were $58,488 and for the six months ended June 30, 2017 were $105,701.

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

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of June 30, 2017, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Net Asset Value
Net asset value per Limited Share, beginning of period	$19.25		$18.73		$19.35		$18.56
Investment operations:
Net realized and change in unrealized gain (loss)	(0.57	) (1)	1.73		(0.65	) (1)	1.94
Net investment loss(2)	(0.00	)*	(0.04	) (3)	(0.02)		(0.08	) (3)

Net increase (decrease) in net assets from operations	(0.57)		1.69		(0.67)		1.86

Net asset value per Limited Share, end of period	$18.68		$20.42		$18.68		$20.42

Total Return, at net asset value(4)	(2.96)%		9.02%		(3.46)%		10.02%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$165,360		$226,682		$165,360		$226,682

Net investment loss(5)	(0.03)%		(0.84	)%(6)	(0.17)%		(0.86	)%(6)

Expenses, prior to expense waivers(5)	0.85%		1.05	%(6)	0.85%		1.05	%(6)

Expenses, net of expense waivers(5)	0.75%		1.05	%(6)	0.75%		1.05	%(6)

*	Amount represents less than $0.01.
(1)	Includes brokerage fees/commissions of $0.01 and $0.01 per share for the three months and six months ended June 30, 2017, respectively. See Note 8(c) on page 24.
(2)	Based on average shares outstanding.
(3)	Includes brokerage fees/commissions of $0.01 and $0.01 per share for the three months and six months ended June 30, 2016, respectively. See Note 8(c) on page 24.
(4)	Total return calculated for a period of less than one year is not annualized. For the periods in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived. See Note 8(a) on page 23.
(5)	Annualized.
(6)	Includes brokerage fees/commissions of 0.17% and 0.15% (annualized) (as a percentage of average daily net assets) for the three months ended June 30, 2016 and the six months ended June 30, 2016, respectively. See Note 8(c) on page 24.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Funds’ Financial Statements and the related Notes to the Funds’ Financial Statements included elsewhere in this Quarterly Report.

This Quarterly Report, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of the Managing Owner for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause the Funds’ actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe the Funds’ future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and the Funds cannot assure investors that these projections included in these forward-looking statements will come to pass. The Funds’ actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

The Funds’ collective investment objective is to provide investors with exposure to the daily change in the price of a portfolio of commodities (the “Index Commodities”) comprising the Thomson Reuters Continuous Commodity Index, also known as the Continuous Commodity Total Return Index or Equal Weight Continuous Commodity Total Return Index (the “Index”), before liabilities and expenses of the Funds. The Index Commodities consist of corn, soybean, wheat, live cattle, lean hogs, gold, silver, copper, cocoa, coffee, sugar, cotton, soybean oil, platinum, crude oil, heating oil, and natural gas. Thomson Reuters (Markets) LLC, formerly Thomson Reuters America LLC (the “Index Sponsor”), is the owner, publisher and custodian of the Index. The Index Sponsor is not an affiliate of the Funds or the Managing Owner.

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

Net Asset Value

“Net Asset Value” means the total assets of the Master Fund including, but not limited to, all cash and cash equivalents or other debt securities, less total liabilities of the Master Fund, each determined on the basis of generally accepted accounting principles in the United States, consistently applied under the accrual method of accounting. The Funds’ Administrator calculates the Net Asset Value once each NYSE Arca trading day. The Net Asset Value for a particular trading day is released after 5:00 p.m. ET and posted at www.wisdomtree.com. To provide updated information relating to the Funds for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the trading day an updated “indicative fund value.” The indicative intra-day value is calculated by using the prior day’s closing Net Asset Value as a base and updating that value throughout the trading day to reflect changes in the value of the Master Fund’s Commodity Futures during the trading day. The indicative intra-day value will be disseminated on a per Share basis every 15 seconds during regular NYSE Arca trading hours of 9:30 a.m. ET to 4:00 p.m. ET. The indicative intra-day value is an approximate value and should not be viewed as a “real” time update of the Net Asset Value.

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

The Master Fund holds a significant portion of its assets in Commodity Futures and U.S. Treasuries, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the statements of income and expenses. The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Master Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable.

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

In determining fair value of U.S. Treasuries and Commodity Futures, the Fund uses unadjusted quoted market prices in active markets and a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4 – Fair Value Measurements for further information regarding this accounting policy.

Market Risk

See Item 1A – Risk Factors and Item 3 – Quantitative and Qualitative Disclosures About Market Risk for a complete discussion of market risk.

Credit Risk

The Master Fund holds two types of investments: (1) short-term U.S. Treasury obligations, and (2) long positions in futures contracts on the seventeen Index Commodities. Since the Index allocates equally among the components and is rebalanced daily, performance risk of the Commodity Futures is divided equally among the components. Each of the Index Commodities is traded on the CME Group or ICE exchanges.

The CME Group and ICE exchanges guarantee the performance of its outstanding Commodity Futures. Each exchange is also publicly traded and, in the Managing Owner’s opinion, well-capitalized. Each uses a system of margining and daily cash settlement of unrealized gains and losses in open positions, which reduces counterparty risk for market participants. Hence, the Managing Owner believes that the Master Fund faces minimal credit or counterparty risk in its futures trading and contract positions.

The Master Fund will also hold significant cash balances representing the excess of invested funds above the margin requirements for its Commodity Futures. To the extent practical, the Fund will hold this excess cash in short-term U.S. Treasury obligations. Hence, the Managing Owner assigns no counterparty risk to such holdings.

Liquidity

The Funds do not anticipate making use of borrowings or other lines of credit to meet their obligations. The Funds meet liquidity needs in the normal course of business from cash, cash equivalents, and/or the sale of U.S. Treasuries it holds. The Funds’ liquidity needs include: redeeming Shares, providing margin deposits for existing Commodity Futures, the purchase of additional Commodity Futures and paying expenses.

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

Contractual Obligations

The Funds’ contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of Net Asset Value. Commissions paid by the Master Fund to the Commodity Broker are on a per contract half-turn basis. As such, the Managing Owner cannot anticipate the amount of payments and commissions related to half-turns or round-turns that will be required under these arrangements for future periods as Net Asset Values are not known until a future date.

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

Results of Operations

FOR THE PERIOD FROM JUNE 30, 2012 TO JUNE 30, 2017

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
7/31/2012	$29.65	17,100,050	$506,949,216	4.29%	0.47%	-1.03%	-1.17%
8/31/2012	$30.35	16,650,050	$505,295,771	2.36%	12.62%	1.30%	1.17%
9/30/2012	$30.57	16,900,050	$516,674,737	0.72%	7.53%	2.04%	1.90%
10/31/2012	$29.56	16,600,050	$490,720,396	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,587,285	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,608,100	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,228,210	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,398,977	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,366,427	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,578,302	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,577,235	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,488,312	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,484,507	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,732,451	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,838,812	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,770,766	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,662,899	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,992,548	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,883,915	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,355,140	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,183,222	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,209,409	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,553,581	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$359,978,141	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,898,134	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Date	Net Asset Value	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return over time. For the six months ended June 30, 2017 and June 30, 2016, the Fund’s Net Asset Value underperformed the Index by 0.51% and 0.72%, respectively.

The Funds are unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Funds are designed to replicate a commodity index. The market-sensitive instruments held by the Master Fund are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to the Funds’ main line of business.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Under ordinary circumstances, the Managing Owner’s discretionary power is limited to determining whether the Fund will make a distribution. Under emergency or extraordinary circumstances, the Managing Owner’s discretionary powers increase, but remain circumscribed. Examples of these special circumstances include the unavailability of the Index or certain natural or man-made disasters impacting the United States and global financial markets. The Managing Owner does not apply risk management techniques. The Master Fund initiates positions only on the “long” side of the market and does not employ “stop-loss” techniques.

Quantitative Disclosures

Market Risk by Sector

The following were the primary trading risk exposures of the Fund as of June 30, 2017 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Grains	23.52%	Corn, Soybean, Wheat, Soybean Oil
Livestock	11.74%	Hogs, Cattle
Metals	23.59%	Gold, Silver, Platinum, Copper
Energy	17.69%	Crude Oil, Natural Gas, NY Harbor ULSD
Softs	23.46%	Coffee, Cocoa, Sugar, Cotton

Commodity Price Sensitivity and Interest Rate Sensitivity

The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provides information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of June 30, 2017, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	August 2017 - December 2017	307	$3.17	$10,000	$9,717,190	$(450,740)
NY Harbor ULSD	August 2017 - December 2017	154	1.51	42,000	9,754,538	(531,355)
WTI Crude Oil	August 2017 - December 2017	208	46.78	1,000	9,730,700	(757,480)
Grains
Corn	September 2017 - December 2017	503	3.86	5,000	9,720,200	(111,012)
Soybean	November 2017 - January 2018	202	9.59	5,000	9,682,112	115,213
Soybean Oil	September 2017 - January 2018	486	0.33	60,000	9,707,940	119,496
Wheat	September 2017 - December 2017	363	5.36	5,000	9,719,800	1,192,625
Livestock
Lean Hogs	August 2017 - February 2018	341	0.71	40,000	9,700,090	373,600
Live Cattle	October 2017 - February 2018	209	1.16	40,000	9,677,190	221,550
Metals
Copper	September 2017 - December 2017	143	2.72	25,000	9,720,225	311,100
Gold 100 Ounce	December 2017 - February 2018	78	1,251.30	100	9,760,140	(304,900)
Platinum	October 2017 - January 2018	209	928.29	50	9,700,640	(504,100)
Silver	September 2017 - December 2017	117	16.68	5,000	9,757,245	(712,135)
Softs
Cocoa	September 2017 - December 2017	496	1,953.50	10	9,689,360	(69,940)
Coffee “C”	September 2017 - December 2017	202	1.27	37,500	9,654,338	(727,350)
Cotton No. 2	December 2017 - March 2018	285	0.68	50,000	9,701,655	(640,330)
Sugar No. 11	September 2017 - February 2018	611	0.14	112,000	9,675,915	(1,178,655)

					$165,069,278	$(3,654,413)

As of June 30, 2017, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk were as follows:

Description	Range of Discount Rates	Range of Expiration Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	0.82% - 0.97%	July 2017 - September 2017	$155,000,000	$154,837,450	$5,454

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

The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) For the three-months ended June 30, 2017, 1,300,000 Limited Shares were redeemed for $24,548,904 and no Limited Shares were created. On June 30, 2017, 8,850,000 Limited Shares were outstanding for a market capitalization of $165,052,500, based on the June 30, 2017 closing price of $18.65 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended June 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	700,000	$18.97	N/A	N/A
May 1, 2017 to May 31, 2017	550,000	$18.81	N/A	N/A
June 1, 2017 to June 30, 2017	50,000	$18.50	N/A	N/A

Total	1,300,000	$18.88

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

Date: August 7, 2017

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2017

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2017