Form 10-Q
period 2017-09-30
WisdomTree Continuous Commodity Index Fund; WisdomTree Continuous Commodity Index Master Fund
filed 2017-11-08
CIK 1379606, 1379527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 8, 2017: 8,350,000 Limited Units and 50 General Units.

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WisdomTree Continuous Commodity Index Fund

Consolidated Statements of Financial Condition

September 30, 2017 (unaudited) and December 31, 2016

	September 30, 2017 (unaudited)	December 31, 2016
Assets:
Cash	$2,492,903	$8,738,522
Cash held by broker for futures contracts (Note 3)	4,181,473	12,839,693
Short-term investments (cost $154,809,156 and $199,833,099 as of September 30, 2017 and December 31, 2016, respectively)	154,825,963	199,838,720

Total Assets	161,500,339	221,416,935

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	990,105	1,424,715
Net management fee payable to related party	100,796	158,443
Accrued brokerage fees and expenses payable	—	173,182

Total Liabilities	1,090,901	1,756,340

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(562)	(533)

Total General Units	938	967

Limited Units:
Paid in capital - 8,550,000 and 11,350,000 redeemable shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	292,540,700	346,357,042
Accumulated deficit	(132,132,200)	(126,697,414)

Total Limited Units	160,408,500	219,659,628

Total shareholders’ equity	160,409,438	219,660,595

Total liabilities and shareholders’ equity	$161,500,339	$221,416,935

Net asset value per share
General Units	$18.76	$19.35

Limited Units	$18.76	$19.35

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

September 30, 2017

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.04%, 10/12/17*		32.41%	$51,986,721	$52,000,000
1.05%, 11/9/17*		34.25	54,944,575	55,000,000
1.03%, 12/21/17* (a)		29.86	47,894,667	48,000,000

Total U.S. Treasury Obligations (Cost: $154,809,156)		96.52%	$154,825,963	$155,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 12/13/17	154	0.07%	$118,790	$3,146,220
expiration date 3/14/18	155	0.03	50,900	3,152,700
expiration date 5/15/18	154	0.02	37,420	3,144,680
Coffee “C”
expiration date 12/18/17	64	(0.05)	(72,469)	3,073,200
expiration date 3/19/18	64	(0.20)	(321,356)	3,159,600
expiration date 5/18/18	64	(0.20)	(321,281)	3,216,000
Copper
expiration date 12/27/17	43	0.19	299,800	3,176,625
expiration date 3/27/18	42	0.01	9,738	3,122,175
expiration date 5/29/18	42	0.01	15,563	3,135,300
Corn
expiration date 12/14/17	172	(0.18)	(292,513)	3,055,150
expiration date 3/14/18	171	(0.11)	(173,725)	3,144,263
expiration date 5/14/18	171	(0.10)	(157,388)	3,216,937
Cotton No. 2
expiration date 12/6/17	92	(0.09)	(139,560)	3,148,700
expiration date 3/7/18	92	(0.09)	(140,775)	3,117,880
expiration date 5/8/18	92	(0.04)	(61,050)	3,144,100
Gold 100 Ounce
expiration date 12/27/17	25	(0.00)	(220)	3,212,000
expiration date 2/26/18	24	0.01	19,970	3,093,360
expiration date 4/26/18	24	0.00	3,520	3,102,960
Lean Hogs
expiration date 12/14/17	121	(0.05)	(72,270)	2,901,580
expiration date 2/14/18	121	(0.03)	(44,360)	3,148,420
expiration date 4/13/18	121	(0.02)	(29,900)	3,380,740
Live Cattle
expiration date 12/29/17	67	0.04	58,210	3,088,700
expiration date 2/28/18	67	0.00	5,600	3,179,150
expiration date 4/30/18	66	0.11	181,510	3,164,040
Natural Gas
expiration date 11/28/17	59	(0.02)	(27,710)	1,876,790
expiration date 12/27/17	59	(0.01)	(12,150)	1,944,050
expiration date 1/29/18	59	0.02	30,500	1,946,410
expiration date 2/26/18	59	0.02	27,800	1,916,910
expiration date 3/27/18	59	0.02	33,430	1,734,010
NY Harbor ULSD
expiration date 11/30/17	25	0.17	280,921	1,896,510
expiration date 12/29/17	25	0.19	297,482	1,893,045
expiration date 1/31/18	25	0.10	155,224	1,883,070
expiration date 2/28/18	25	0.09	140,099	1,865,955
expiration date 3/29/18	25	0.08	126,874	1,841,070
Platinum
expiration date 1/29/18	103	(0.11)	(178,305)	4,714,825
expiration date 4/26/18	103	(0.21)	(336,575)	4,736,970

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Schedule of Investments

September 30, 2017

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 12/27/17	38	(0.05)%	$(86,940)	$3,168,440
expiration date 3/27/18	37	(0.03)	(47,870)	3,102,635
expiration date 5/29/18	37	(0.02)	(37,745)	3,114,845
Soybean
expiration date 1/12/18	64	0.04	64,875	3,131,200
expiration date 3/14/18	64	0.03	40,563	3,160,800
expiration date 5/14/18	63	0.03	42,612	3,136,613
Soybean Oil
expiration date 12/14/17	119	0.01	18,954	2,343,348
expiration date 1/12/18	119	0.01	12,840	2,355,486
expiration date 3/14/18	118	(0.06)	(90,918)	2,352,684
expiration date 5/14/18	118	(0.05)	(84,738)	2,368,260
Sugar No. 11
expiration date 2/28/18	298	(0.13)	(215,331)	4,706,016
expiration date 4/30/18	298	(0.08)	(129,035)	4,746,067
Wheat
expiration date 12/14/17	135	(0.16)	(263,813)	3,025,688
expiration date 3/14/18	135	(0.11)	(179,625)	3,148,875
expiration date 5/14/18	135	(0.12)	(187,788)	3,234,937
WTI Crude Oil
expiration date 11/20/17	37	0.11	183,150	1,922,150
expiration date 12/19/17	36	0.11	179,820	1,877,040
expiration date 1/22/18	36	0.06	96,560	1,879,920
expiration date 2/20/18	36	0.06	92,510	1,880,640
expiration date 3/20/18	36	0.06	90,070	1,879,560

Total		(0.62)%	$(990,105)	$160,209,299

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

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
Futures Contracts Long Exposure (Exchange Traded)
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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Consolidated Schedule of Investments

December 31, 2016

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Platinum
expiration date 4/26/17	143	(0.23)%	$(507,030)	$6,475,755
expiration date 7/27/17	142	(0.13)	(295,105)	6,455,320
Silver
expiration date 3/29/17	54	(0.33)	(715,760)	4,317,030
expiration date 5/26/17	54	(0.33)	(735,715)	4,331,340
expiration date 7/27/17	53	(0.25)	(554,420)	4,264,380
Soybean
expiration date 3/14/17	85	0.04	87,063	4,267,000
expiration date 5/12/17	85	0.06	120,263	4,303,125
expiration date 7/14/17	85	(0.00)	(2,400)	4,330,750
Soybean Oil
expiration date 3/14/17	206	0.04	78,492	4,283,976
expiration date 5/12/17	206	0.04	94,890	4,316,112
expiration date 7/14/17	205	(0.03)	(61,998)	4,320,990
Sugar No. 11
expiration date 2/28/17	200	(0.11)	(239,019)	4,370,240
expiration date 4/28/17	201	(0.09)	(208,936)	4,333,560
expiration date 6/30/17	199	(0.11)	(245,582)	4,201,288
Wheat
expiration date 3/14/17	205	(0.15)	(326,863)	4,182,000
expiration date 5/12/17	204	(0.15)	(336,588)	4,289,100
expiration date 7/14/17	204	(0.08)	(178,438)	4,429,350
WTI Crude Oil
expiration date 1/20/17	47	0.12	269,230	2,524,840
expiration date 2/21/17	47	0.13	281,350	2,569,020
expiration date 3/21/17	47	0.13	288,040	2,605,210
expiration date 4/20/17	47	0.15	326,130	2,634,350
expiration date 5/22/17	46	0.15	339,400	2,598,540

Total		(0.65)%	$(1,424,715)	$219,390,855

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income:
Interest income	$374,774	$128,793	$939,819	$333,759
Expenses:
Management fee to related party	351,466	478,945	1,175,515	1,398,546
Brokerage fees and expenses	—	112,692	—	329,067

Total expenses	351,466	591,637	1,175,515	1,727,613

Expense waivers	(41,349)	—	(138,296)	—

Net expenses	310,117	—	1,037,219	—

Net investment income (loss)	64,657	(462,844)	(97,400)	(1,393,854)

Realized and Net Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	—	—	(10,751)	—
Futures Contracts	(2,028,467)*	3,304,096	(5,772,460)*	7,588,352

Net Realized Gain (Loss)	(2,028,467)	3,304,096	(5,783,211)	7,588,352

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	11,353	(7,802)	11,186	(747)
Futures Contracts	2,664,308	(13,135,843)	434,610	4,391,975

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	2,675,661	(13,143,645)	445,796	4,391,228

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	647,194	(9,839,549)	(5,337,415)	11,979,580

Net Gain (Loss)	$711,851	$(10,302,393)	$(5,434,815)	$10,585,726

*	Includes brokerage commissions and fees for the three months and nine months ended September 30, 2017 of $43,008 and $148,709, respectively. Prior to January 1, 2017, brokerage commissions and fees were included under “Expenses” in “Brokerage fees and expenses”.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2017

	General Units				Limited Units				Total
	General Units		Accumulated	Total General Shareholders’	Limited Units		Accumulated	Total Limited Shareholders’	Total Shareholders’
	Units	Amount	Deficit	Equity	Units	Amount	Deficit	Equity	Equity
Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595
Creation of Units	—	—	—	—	150,000	2,942,102	—	2,942,102	2,942,102
Redemption of Units	—	—	—	—	(2,950,000)	(56,758,444)	—	(56,758,444)	(56,758,444)
Net Gain (Loss):
Net Investment Loss	—	—	(0)*	(0)*	—	—	(97,400)	(97,400)	(97,400)
Net Realized Loss from Investments and Futures Contracts	—	—	(35)	(35)	—	—	(5,783,176)	(5,783,176)	(5,783,211)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	6	6	—	—	445,790	445,790	445,796

Net Loss	—	—	(29)	(29)	—	—	(5,434,786)	(5,434,786)	(5,434,815)

Balance at September 30, 2017	50	$1,500	$(562)	$938	8,550,000	$292,540,700	$(132,132,200)	$160,408,500	$160,409,438

*	Amount represents less than $1.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net Gain (Loss)	$(5,434,815)	$10,585,726
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(508,954,364)	(559,627,068)
Proceeds from sales/maturities of investment securities	554,904,251	520,000,000
Net accretion of discount	(936,695)	(333,759)
Net realized gain (loss) on investment securities	10,751	—
Net change in unrealized gain/loss from investments	(11,186)	747
Net change in unrealized gain/loss from futures contracts	(434,610)	(4,391,975)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(57,647)	(13,504)
Accrued brokerage fees and expenses payable	(173,182)	82,045

Net cash provided by (used for) operating activities	38,912,503	(33,697,788)

Cash flows from financing activities
Proceeds from creation of Limited Units	2,942,102	11,023,767
Redemption of Limited Units	(56,758,444)	(32,454,202)

Net cash used for financing activities	(53,816,342)	(21,430,435)

Net decrease in cash	(14,903,839)	(55,128,223)
Cash* at beginning of period	21,578,215	83,440,007

Cash* at end of period	$6,674,376	$28,311,784

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Statements of Financial Condition

September 30, 2017 (unaudited) and December 31, 2016

	September 30, 2017 (unaudited)	December 31, 2016
Assets:
Cash	$2,492,903	$8,738,522
Cash held by broker for futures contracts (Note 3)	4,181,473	12,839,693
Short-term investments (cost $154,809,156 and $199,833,099 as of September 30, 2017 and December 31, 2016, respectively)	154,825,963	199,838,720

Total Assets	161,500,339	221,416,935

Liabilities and shareholders’ equity:
Net unrealized depreciation on futures contracts	990,105	1,424,715
Net management fee payable to related party	100,796	158,443
Accrued brokerage fees and expenses payable	—	173,182

Total Liabilities	1,090,901	1,756,340

Shareholders’ equity:
General Units:
Paid in capital - 50 units issued	1,500	1,500
Accumulated deficit	(562)	(533)

Total General Units	938	967

Limited Units:
Paid in capital - 8,550,000 and 11,350,000 redeemable shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	292,540,700	346,357,042
Accumulated deficit	(132,132,200)	(126,697,414)

Total Limited Units	160,408,500	219,659,628

Total shareholders’ equity	160,409,438	219,660,595

Total liabilities and shareholders’ equity	$161,500,339	$221,416,935

Net asset value per share
General Units	$18.76	$19.35

Limited Units	$18.76	$19.35

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

September 30, 2017

Description		Percentage of Net Assets	Fair Value	Face Amount
U.S. Treasury Obligations
U.S. Treasury Bills
1.04%, 10/12/17*		32.41%	$51,986,721	$52,000,000
1.05%, 11/9/17*		34.25	54,944,575	55,000,000
1.03%, 12/21/17* (a)		29.86	47,894,667	48,000,000

Total U.S. Treasury Obligations (Cost: $154,809,156)		96.52%	$154,825,963	$155,000,000

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Futures Contracts Long Exposure (Exchange-Traded)
Cocoa
expiration date 12/13/17	154	0.07%	$118,790	$3,146,220
expiration date 3/14/18	155	0.03	50,900	3,152,700
expiration date 5/15/18	154	0.02	37,420	3,144,680
Coffee “C”
expiration date 12/18/17	64	(0.05)	(72,469)	3,073,200
expiration date 3/19/18	64	(0.20)	(321,356)	3,159,600
expiration date 5/18/18	64	(0.20)	(321,281)	3,216,000
Copper
expiration date 12/27/17	43	0.19	299,800	3,176,625
expiration date 3/27/18	42	0.01	9,738	3,122,175
expiration date 5/29/18	42	0.01	15,563	3,135,300
Corn
expiration date 12/14/17	172	(0.18)	(292,513)	3,055,150
expiration date 3/14/18	171	(0.11)	(173,725)	3,144,263
expiration date 5/14/18	171	(0.10)	(157,388)	3,216,937
Cotton No. 2
expiration date 12/6/17	92	(0.09)	(139,560)	3,148,700
expiration date 3/7/18	92	(0.09)	(140,775)	3,117,880
expiration date 5/8/18	92	(0.04)	(61,050)	3,144,100
Gold 100 Ounce
expiration date 12/27/17	25	(0.00)	(220)	3,212,000
expiration date 2/26/18	24	0.01	19,970	3,093,360
expiration date 4/26/18	24	0.00	3,520	3,102,960
Lean Hogs
expiration date 12/14/17	121	(0.05)	(72,270)	2,901,580
expiration date 2/14/18	121	(0.03)	(44,360)	3,148,420
expiration date 4/13/18	121	(0.02)	(29,900)	3,380,740
Live Cattle
expiration date 12/29/17	67	0.04	58,210	3,088,700
expiration date 2/28/18	67	0.00	5,600	3,179,150
expiration date 4/30/18	66	0.11	181,510	3,164,040
Natural Gas
expiration date 11/28/17	59	(0.02)	(27,710)	1,876,790
expiration date 12/27/17	59	(0.01)	(12,150)	1,944,050
expiration date 1/29/18	59	0.02	30,500	1,946,410
expiration date 2/26/18	59	0.02	27,800	1,916,910
expiration date 3/27/18	59	0.02	33,430	1,734,010
NY Harbor ULSD
expiration date 11/30/17	25	0.17	280,921	1,896,510
expiration date 12/29/17	25	0.19	297,482	1,893,045
expiration date 1/31/18	25	0.10	155,224	1,883,070
expiration date 2/28/18	25	0.09	140,099	1,865,955
expiration date 3/29/18	25	0.08	126,874	1,841,070
Platinum
expiration date 1/29/18	103	(0.11)	(178,305)	4,714,825
expiration date 4/26/18	103	(0.21)	(336,575)	4,736,970

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Schedule of Investments

September 30, 2017

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Silver
expiration date 12/27/17	38	(0.05)%	$(86,940)	$3,168,440
expiration date 3/27/18	37	(0.03)	(47,870)	3,102,635
expiration date 5/29/18	37	(0.02)	(37,745)	3,114,845
Soybean
expiration date 1/12/18	64	0.04	64,875	3,131,200
expiration date 3/14/18	64	0.03	40,563	3,160,800
expiration date 5/14/18	63	0.03	42,612	3,136,613
Soybean Oil
expiration date 12/14/17	119	0.01	18,954	2,343,348
expiration date 1/12/18	119	0.01	12,840	2,355,486
expiration date 3/14/18	118	(0.06)	(90,918)	2,352,684
expiration date 5/14/18	118	(0.05)	(84,738)	2,368,260
Sugar No. 11
expiration date 2/28/18	298	(0.13)	(215,331)	4,706,016
expiration date 4/30/18	298	(0.08)	(129,035)	4,746,067
Wheat
expiration date 12/14/17	135	(0.16)	(263,813)	3,025,688
expiration date 3/14/18	135	(0.11)	(179,625)	3,148,875
expiration date 5/14/18	135	(0.12)	(187,788)	3,234,937
WTI Crude Oil
expiration date 11/20/17	37	0.11	183,150	1,922,150
expiration date 12/19/17	36	0.11	179,820	1,877,040
expiration date 1/22/18	36	0.06	96,560	1,879,920
expiration date 2/20/18	36	0.06	92,510	1,880,640
expiration date 3/20/18	36	0.06	90,070	1,879,560

Total		(0.62)%	$(990,105)	$160,209,299

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

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
Futures Contracts Long Exposure (Exchange Traded)
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

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Schedule of Investments

December 31, 2016

(continued)

Description	Contracts	Unrealized Appreciation/ (Depreciation) Percentage of Net Assets	Unrealized Appreciation/ (Depreciation)	Notional Value
Platinum
expiration date 4/26/17	143	(0.23)%	$(507,030)	$6,475,755
expiration date 7/27/17	142	(0.13)	(295,105)	6,455,320
Silver
expiration date 3/29/17	54	(0.33)	(715,760)	4,317,030
expiration date 5/26/17	54	(0.33)	(735,715)	4,331,340
expiration date 7/27/17	53	(0.25)	(554,420)	4,264,380
Soybean
expiration date 3/14/17	85	0.04	87,063	4,267,000
expiration date 5/12/17	85	0.06	120,263	4,303,125
expiration date 7/14/17	85	(0.00)	(2,400)	4,330,750
Soybean Oil
expiration date 3/14/17	206	0.04	78,492	4,283,976
expiration date 5/12/17	206	0.04	94,890	4,316,112
expiration date 7/14/17	205	(0.03)	(61,998)	4,320,990
Sugar No. 11
expiration date 2/28/17	200	(0.11)	(239,019)	4,370,240
expiration date 4/28/17	201	(0.09)	(208,936)	4,333,560
expiration date 6/30/17	199	(0.11)	(245,582)	4,201,288
Wheat
expiration date 3/14/17	205	(0.15)	(326,863)	4,182,000
expiration date 5/12/17	204	(0.15)	(336,588)	4,289,100
expiration date 7/14/17	204	(0.08)	(178,438)	4,429,350
WTI Crude Oil
expiration date 1/20/17	47	0.12	269,230	2,524,840
expiration date 2/21/17	47	0.13	281,350	2,569,020
expiration date 3/21/17	47	0.13	288,040	2,605,210
expiration date 4/20/17	47	0.15	326,130	2,634,350
expiration date 5/22/17	46	0.15	339,400	2,598,540

Total		(0.65)%	$(1,424,715)	$219,390,855

*	Interest rate shown reflects the discount rate at time of purchase.
(a)	All or a portion of this security is held by the broker as collateral for open futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Income and Expenses

For the Three Months and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income:
Interest income	$374,774	$128,793	$939,819	$333,759
Expenses:
Management fee to related party	351,466	478,945	1,175,515	1,398,546
Brokerage fees and expenses	—	112,692	—	329,067

Total expenses	351,466	591,637	1,175,515	1,727,613

Expense waivers	(41,349)	—	(138,296)	—

Net expenses	310,117	—	1,037,219	—

Net investment income (loss)	64,657	(462,844)	(97,400)	(1,393,854)

Realized and Net Unrealized Gain (Loss) on Investments and Futures Contracts:
Net Realized Gain (Loss) from:
Investments	—	—	(10,751)	—
Futures Contracts	(2,028,467)*	3,304,096	(5,772,460)*	7,588,352

Net Realized Gain (Loss)	(2,028,467)	3,304,096	(5,783,211)	7,588,352

Net Increase (Decrease) in Unrealized Appreciation/Depreciation from:
Investments	11,353	(7,802)	11,186	(747)
Futures Contracts	2,664,308	(13,135,843)	434,610	4,391,975

Net Increase (Decrease) in Unrealized Appreciation/Depreciation	2,675,661	(13,143,645)	445,796	4,391,228

Net Realized and Unrealized Gain (Loss) on Investments and Futures Contracts	647,194	(9,839,549)	(5,337,415)	11,979,580

Net Gain (Loss)	$711,851	$(10,302,393)	$(5,434,815)	$10,585,726

*	Includes brokerage commissions and fees for the three months and nine months ended September 30, 2017 of $43,008 and $148,709, respectively. Prior to January 1, 2017, brokerage commissions and fees were included under “Expenses” in “Brokerage fees and expenses”.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2017

	General Units				Limited Units				Total
	General Units		Accumulated Deficit	Total General Shareholders’ Equity	Limited Units		Accumulated Deficit	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Units	Amount			Units	Amount
Balance at December 31, 2016	50	$1,500	$(533)	$967	11,350,000	$346,357,042	$(126,697,414)	$219,659,628	$219,660,595
Creation of Units	—	—	—	—	150,000	2,942,102	—	2,942,102	2,942,102
Redemption of Units	—	—	—	—	(2,950,000)	(56,758,444)	—	(56,758,444)	(56,758,444)
Net Gain (Loss):
Net Investment Loss	—	—	(0)*	(0)*	—	—	(97,400)	(97,400)	(97,400)
Net Realized Loss from Investments and Futures Contracts	—	—	(35)	(35)	—	—	(5,783,176)	(5,783,176)	(5,783,211)
Net Increase in Unrealized Appreciation/Depreciation from Investments and Futures Contracts	—	—	6	6	—	—	445,790	445,790	445,796

Net Loss	—	—	(29)	(29)	—	—	(5,434,786)	(5,434,786)	(5,434,815)

Balance at September 30, 2017	50	$1,500	$(562)	$938	8,550,000	$292,540,700	$(132,132,200)	$160,408,500	$160,409,438

*	Amount represents less than $1.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Master Fund

Unaudited Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

	2017	2016
Cash flows from operating activities
Net Gain (Loss)	$(5,434,815)	$10,585,726
Adjustments to reconcile net gain (loss) to net cash provided by (used for) operating activities:
Purchases of investment securities	(508,954,364)	(559,627,068)
Proceeds from sales/maturities of investment securities	554,904,251	520,000,000
Net accretion of discount	(936,695)	(333,759)
Net realized gain (loss) on investment securities	10,751	—
Net change in unrealized gain/loss from investments	(11,186)	747
Net change in unrealized gain/loss from futures contracts	(434,610)	(4,391,975)
Changes in assets and liabilities
Increase/(Decrease) in liabilities:
Net management fee payable to related party	(57,647)	(13,504)
Accrued brokerage fees and expenses payable	(173,182)	82,045

Net cash provided by (used for) operating activities	38,912,503	(33,697,788)

Cash flows from financing activities
Proceeds from creation of Limited Units	2,942,102	11,023,767
Redemption of Limited Units	(56,758,444)	(32,454,202)

Net cash used for financing activities	(53,816,342)	(21,430,435)

Net decrease in cash	(14,903,839)	(55,128,223)
Cash* at beginning of period	21,578,215	83,440,007

Cash* at end of period	$6,674,376	$28,311,784

*	Includes cash held by the broker for futures contracts.

See accompanying notes to unaudited consolidated financial statements

WisdomTree Continuous Commodity Index Fund

WisdomTree Continuous Commodity Index Master Fund

Notes to Unaudited Consolidated Financial Statements

September 30, 2017

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

In accordance with Accounting Standards Update (“ASU”) 2013-08, Financial Services-Investment Companies, the Funds each qualify as an investment company and are applying the accounting and reporting guidance for investment companies.

Unaudited Interim Financial Information

The financial statements as of September 30, 2017 and for the three-months and nine-months ended September 30, 2017 and 2016 included herein are unaudited. In the opinion of the Managing Owner, the unaudited financial statements have been prepared on the same basis as the annual financial statements and include all adjustments, which are of the normal recurring nature, necessary for a fair statement of the Funds’ financial position, investments, results of operations and its cash flows. Interim results are not necessarily indicative of the results that will be achieved for the year or for any other interim period or for any future year. Past performance of the Funds is not necessarily indicative of future performance.

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

(b) Recently Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230): Restricted Cash, which will require entities to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and the amendments in ASU 2016-18 should be applied using a retrospective transition method to each period presented. The Managing Owner is evaluating the impact, if any, this guidance will have on the Fund’s and Master Fund’s statements of cash flows and related disclosures.

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

(e) Income Taxes

The Fund and Master Fund are treated as partnerships for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund is subject to U.S. federal, state or local income taxes. As a result, no provision for federal, state or local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

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

(f) Futures Contracts

The Master Fund purchases and holds Commodity Futures for investment purposes. These contracts are recorded on a trade date basis and open contracts are valued daily at settlement prices provided by the relevant exchanges. In the Schedule of Investments, Commodity Futures are presented at their published settlement prices on the last business day of the period, in accordance with the fair value accounting standard. Since these contracts are actively traded in markets that are directly observable and which provide readily available price quotes, their market value is deemed to be their fair value under the fair value accounting standard. See Note 4 – Fair Value Measurements. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to such other principles as the Managing Owner deems fair and equitable. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Consolidated Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

(g) Basis of Presentation and Consolidation

All of the capital raised by the Fund from the offering of its Shares is used to purchase Master Fund Units. The financial statement balances of the Master Fund are consolidated with the Fund’s financial statement balances and all significant inter-company balances and transactions are eliminated. Separate financial statements of the Master Fund are presented to comply with reporting requirements of the Securities and Exchange Commission (“SEC”) as both the Fund and the Master Fund are SEC registrants.

(h) Subsequent Events

For purposes of disclosure in the consolidated financial statements, the Fund has evaluated events occurring between the period ended September 30, 2017 and when the financial statements were issued.

During that period, there were no Shares created and 200,000 Shares were redeemed for $3,776,365, resulting in 8,350,050 Shares outstanding.

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

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The assets of the Master Fund are either exchange-traded securities that are valued at the official closing price on the exchange where they are principally traded or U.S. government securities that are valued using dealer and broker quotations or other inputs that are observable or can be corroborated by observable market data. A summary of the Master Fund’s assets and liabilities at fair value as of September 30, 2017, classified according to the levels used to value them, is as follows:

	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
U.S. Treasury Obligations	$—	$154,825,963	$—	$154,825,963

Liabilities
Net unrealized depreciation on futures contracts	(990,105)	—	—	(990,105)

Total - Net	$(990,105)	$154,825,963	$—	$153,835,858

There were no transfers between Level 1 and Level 2 for the Master Fund during the nine months ended September 30, 2017. The Master Fund did not hold any Level 3 securities during the nine months ended September 30, 2017.

A summary of the Master Fund’s assets and liabilities at fair value as of December 31, 2016, classified according to the levels used to value them, is as follows:

	Quoted Prices in Active Market (Level 1)	Other Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Totals
Assets
U.S. Treasury Obligations	$—	$199,838,720	$—	$199,838,720

Liabilities
Net unrealized depreciation on futures contracts	(1,424,715)	—	—	(1,424,715)

Total – Net	$(1,424,715)	$199,838,720	$—	$198,414,005

There were no transfers between Level 1 and Level 2 for the Master Fund during the year ended December 31, 2016. The Master Fund did not hold any Level 3 securities during the year ended December 31, 2016.

(5) Derivative Instruments and Hedging Activities

The Master Fund uses derivative instruments as part of its principal investment strategy to achieve its investment objective. As of September 30, 2017, the Master Fund was invested in Commodity Futures. For the nine months ended September 30, 2017 and year ended December 31, 2016, the volumes of derivative activity (based on average month-end notional amounts) were $185,385,259 and $218,760,963, respectively.

The fair value of derivative instruments at September 30, 2017 and December 31, 2016, were as follows:

Period	Derivative Instruments	Asset Derivatives	Liability Derivatives (i)
September 30, 2017	Commodity Futures	$—	$990,105
December 31, 2016	Commodity Futures	$—	$1,424,715

(i)	Values are disclosed on the Statements of Financial Condition under Net unrealized depreciation on futures contracts.

The following is a summary of the realized and unrealized gains and losses of the derivative instruments utilized by the Master Fund for the three months and nine months ended September 30, 2017 and 2016:

Period	Derivative Instruments	Realized Gain (Loss) on Derivative Instruments (i)	Net Increase (Decrease) in Unrealized Appreciation/Depreciation on Derivative Instruments (ii)
Three months ended September 30, 2017	Commodity Futures	$(2,028,467)	$2,664,308
Three months ended September 30, 2016	Commodity Futures	3,304,096	(13,135,843)
Nine months ended September 30, 2017	Commodity Futures	(5,772,460)	434,610
Nine months ended September 30, 2016	Commodity Futures	7,588,352	4,391,975

(i)	Values are disclosed on the Statements of Income and Expenses under Net realized gain (loss) from futures contracts.
(ii)	Values are disclosed on the Statements of Income and Expenses under Net increase (decrease) in unrealized appreciation/depreciation from futures contracts.

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

(8) Operating Expenses

(a) Management Fee

The Master Fund pays the Managing Owner, monthly in arrears, a fee (the “Management Fee”) equal to 0.85% per annum based on the average daily Net Asset Value of the Master Fund. Effective January 1, 2017, the Managing Owner voluntarily agreed to waive a portion of its Management Fee in the amount of 0.10% per annum reducing the Management Fee to 0.75% per annum based on the average daily Net Asset Value of the Master Fund. For the three months and nine months ended September 30, 2017 and 2016, the Management Fee paid by the Master Fund was as follows:

Period	Management Fee	Voluntary Fee Waiver	Net Management Fee
Three months ended September 30, 2017	$351,466	$(41,349)	$310,117
Three months ended September 30, 2016	$478,945	$—	$478,945
Nine months ended September 30, 2017	$1,175,515	$(138,296)	$1,037,219
Nine months ended September 30, 2016	$1,398,546	$—	$1,398,546

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

Brokerage commissions and fees were charged against the Fund’s assets on a per transaction basis. The brokerage commissions, trading fees and routine operational, administrative, and other ordinary expenses incurred for the three months ended September 30, 2016 were $112,692 and for the nine months ended September 30, 2016 were $329,067. Brokerage commissions and fees incurred for the three months ended September 30, 2017 were $43,008 and for the nine months ended September 30, 2017 were $148,709.

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

(11) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Funds, has entered into various service agreements that contain indemnification and exculpation provisions with respect to costs, expenses, damages, liabilities and/or claims that may be incurred by a service provider in connection with the provision of its services to the Funds. As of September 30, 2017, no party to any such service agreement has made a claim against the Funds, and it is therefore not possible to estimate the Funds’ potential future exposure under such indemnification and exculpation provisions.

(12) Net Asset Value and Financial Highlights

The Fund is presenting the following Net Asset Value and financial highlights related to investment performance and operations for a Share outstanding for the three months and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
Net Asset Value
Net asset value per Limited Share, beginning of period	$18.68	$20.42		$19.35		$18.56
Investment operations:
Net realized and unrealized gain (loss)	0.07 (1)	(0.87)		(0.58	)(1)	1.07
Net investment income (loss)(2)	0.01	(0.04	)(3)	(0.01)		(0.12	)(3)

Net increase (decrease) in net assets from operations	0.08	(0.91)		(0.59)		0.95

Net asset value per Limited Share, end of period	$18.76	$19.51		$18.76		$19.51

Total Return, at net asset value(4)	0.43%	(4.46)%		(3.05)%		5.12%

Ratio/Supplemental Data:
Net assets, end of period (000’s omitted)	$160,409	$213,674		$160,409		$213,674

Net investment income (loss)(5)	0.16%	(0.82	)%(6)	(0.07)%		(0.85	)%(6)

Expenses, prior to expense waivers(5)	0.85%	1.05	%(6)	0.85%		1.05	%(6)

Expenses, net of expense waivers(5)	0.75%	1.05	%(6)	0.75%		1.05	%(6)

(1)	Includes brokerage fees/commissions of less than $0.01 and $0.02 per share for the three months and nine months ended September 30, 2017, respectively. See Note 8(c) on pages 23-24.
(2)	Based on average shares outstanding.
(3)	Includes brokerage fees/commissions of $0.01 and $0.02 per share for the three months and nine months ended September 30, 2016, respectively. See Note 8(c) on pages 23-24.
(4)	Total return calculated for a period of less than one year is not annualized. For the periods in which the Managing Owner waived a portion of its Management Fee, the total return would have been lower if such expenses had not been waived. See Note 8(a) on page 23.
(5)	Annualized.
(6)	Includes brokerage fees/commissions of 0.15% (annualized) (as a percentage of average daily net assets). See Note 8(c) on pages 23-24.

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

The Funds have based the forward-looking statements included in this Quarterly Report on information available to it as close to the filing date of this Quarterly Report as reasonably practicable, and the Funds assume no obligation to update any such forward-looking statements except as required by the federal securities laws. Investors are advised to review any additional disclosures that the Funds may make directly to them or through reports that the Funds file in the future with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Contractual Obligations

The Funds’ contractual obligations are with the Managing Owner and the Commodity Broker. Management Fee payments made to the Managing Owner are calculated as a fixed percentage of Net Asset Value. Commissions paid by the Master Fund to the Commodity Broker are on a per contract half-turn basis. As such, the Managing Owner cannot anticipate the amount of payments and commissions related to half-turns or round-turns that will be required under these arrangements for future periods as the future amount and level of trading in Commodity Futures are unknown at any given point in time.

Off-Balance Sheet Risk

In the normal course of business, the Funds are party to financial instruments with off-balance sheet risk. The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in a future obligation or loss. The financial instruments used by the Fund are standardized Commodity Futures traded on regulated exchanges and are recognized on the balance sheet at fair value pursuant to the accounting standards for derivatives and hedging activities, “Accounting for Derivative Instruments and Hedging Activities.” As of September 30, 2017, the Funds have no unrecorded liabilities relating to Commodity Futures. However, until these contracts are closed, they will fluctuate in value with changing commodity prices.

Results of Operations

FOR THE PERIOD FROM SEPTEMBER 30, 2012 TO SEPTEMBER 30, 2017

The Fund was launched on January 23, 2008 at $30.00 per share and listed for trading on the NYSE Arca, formerly the American Stock Exchange, on January 24, 2008. The total returns shown in the below table are based on NAV. NAV returns assume that dividends and capital gain distributions, if any, have been reinvested in the Fund at NAV. The NAV returns do not reflect brokerage commissions or taxes on transactions in Shares or taxes that a shareholder would pay on Fund distributions.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
10/31/2012	$29.56	16,600,050	$490,720,396	-3.30%	-0.30%	-1.34%	-1.47%
11/30/2012	$29.83	16,750,050	$499,587,285	0.91%	-1.71%	-0.43%	-0.57%
12/31/2012	$28.85	16,450,050	$474,608,100	-3.29%	-5.63%	-3.70%	-3.83%
1/31/2013	$29.50	16,450,050	$485,228,210	2.25%	-0.20%	2.25%	-1.67%
2/28/2013	$28.21	16,500,050	$465,398,977	-4.37%	-5.43%	-2.22%	-5.97%
3/31/2013	$28.26	17,000,050	$480,366,427	0.18%	-2.05%	-2.05%	-5.80%
4/30/2013	$27.65	16,800,050	$464,578,302	-2.16%	-6.27%	-4.16%	-7.83%
5/31/2013	$26.89	16,200,050	$435,577,235	-2.75%	-4.68%	-6.79%	-10.37%
6/30/2013	$25.76	15,700,050	$404,488,312	-4.20%	-8.85%	-10.71%	-14.13%
7/31/2013	$26.01	14,900,050	$387,484,507	0.97%	-5.93%	-9.84%	-13.30%
8/31/2013	$26.84	13,550,050	$363,732,451	3.19%	-0.19%	-6.97%	-10.53%
9/30/2013	$26.48	13,400,050	$354,838,812	-1.34%	2.80%	-8.21%	-11.73%
10/31/2013	$26.15	13,300,050	$347,770,766	-1.25%	0.54%	-9.36%	-12.83%
11/30/2013	$25.84	13,300,050	$343,662,899	-1.19%	-3.73%	-10.43%	-13.87%
12/31/2013	$25.70	12,450,050	$319,992,548	-0.54%	-2.95%	-10.92%	-14.33%
1/31/2014	$25.87	11,900,050	$307,883,915	0.66%	-1.07%	0.66%	-13.77%
2/28/2014	$27.80	12,350,050	$343,355,140	7.46%	7.59%	8.17%	-7.33%
3/31/2014	$28.19	12,350,050	$348,183,222	1.40%	9.69%	9.69%	-6.03%
4/30/2014	$28.74	12,500,050	$359,209,409	1.95%	11.09%	11.83%	-4.20%
5/31/2014	$27.78	12,800,050	$355,553,581	-3.34%	-0.07%	8.09%	-7.40%
6/30/2014	$27.91	12,900,050	$359,978,141	0.47%	-0.99%	8.60%	-6.97%
7/31/2014	$26.62	13,150,050	$350,041,597	-4.62%	-7.38%	3.58%	-11.27%
8/31/2014	$26.25	13,150,050	$345,220,665	-1.39%	-5.51%	2.14%	-12.50%
9/30/2014	$24.79	12,950,050	$321,017,239	-5.56%	-11.18%	-3.54%	-17.37%
10/31/2014	$24.73	12,750,050	$315,332,090	-0.24%	-7.10%	-3.77%	-17.57%
11/30/2014	$23.97	12,250,050	$293,666,858	-3.07%	-8.69%	-6.73%	-20.10%
12/31/2014	$22.81	11,700,050	$266,898,134	-4.84%	-7.99%	-11.25%	-23.97%
1/31/2015	$21.83	11,600,050	$253,276,499	-4.30%	-11.73%	-4.30%	-27.23%
2/28/2015	$22.21	11,400,050	$253,156,514	1.74%	-7.34%	-2.63%	-25.97%
3/31/2015	$21.20	11,500,050	$243,765,407	-4.55%	-7.06%	-7.06%	-29.33%
4/30/2015	$21.90	11,450,050	$250,728,635	3.30%	0.32%	-3.99%	-27.00%
5/31/2015	$21.51	11,550,050	$248,405,407	-1.78%	-3.15%	-5.70%	-28.30%
6/30/2015	$22.08	12,650,050	$279,283,550	2.65%	4.15%	-3.20%	-26.40%
7/31/2015	$20.14	12,350,050	$248,781,672	-8.79%	-8.04%	-11.71%	-32.87%
8/31/2015	$19.89	12,250,050	$243,701,247	-1.24%	-7.53%	-12.80%	-33.70%
9/30/2015	$19.48	12,350,050	$240,610,264	-2.06%	-11.78%	-14.60%	-35.07%
10/31/2015	$19.80	12,450,050	$246,482,902	1.64%	-1.69%	-13.20%	-34.00%
11/30/2015	$18.65	12,600,050	$234,930,303	-5.81%	-6.23%	-18.24%	-37.83%
12/31/2015	$18.56	12,100,050	$224,518,525	-0.48%	-4.72%	-18.63%	-38.13%
1/31/2016	$18.08	11,800,050	$213,290,323	-2.59%	-8.69%	-2.59%	-39.73%
2/29/2016	$17.95	11,500,050	$206,423,399	-0.72%	-3.75%	-3.29%	-40.17%
3/31/2016	$18.73	11,350,050	$212,556,966	4.35%	0.92%	0.92%	-37.57%
4/30/2016	$19.83	11,400,050	$226,055,159	5.87%	9.68%	6.84%	-33.90%
5/31/2016	$19.61	11,450,050	$224,548,529	-1.11%	9.25%	5.66%	-34.63%
6/30/2016	$20.42	11,100,050	$226,681,895	4.13%	9.02%	10.02%	-31.93%
7/31/2016	$19.83	11,350,050	$225,092,558	-2.89%	0.00%	6.84%	-33.90%
8/31/2016	$19.33	11,450,050	$221,349,718	-2.52%	-1.43%	4.15%	-35.57%
9/30/2016	$19.51	10,950,050	$213,673,816	0.93%	-4.46%	5.12%	-34.97%
10/31/2016	$19.62	10,950,050	$214,888,405	0.56%	-1.06%	5.71%	-34.60%
11/30/2016	$19.39	11,300,050	$219,111,876	-1.17%	0.31%	4.47%	-35.37%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Date	Net Asset Value per Share	Total Shares	Net Assets	1 Month	3 Months	Year to Date	Cumulative Return Since Inception
12/31/2016	$19.35	11,350,050	$219,660,595	-0.21%	-0.82%	4.26%	-35.50%
1/31/2017	$19.82	11,350,050	$224,901,754	2.43%	1.02%	2.43%	-33.93%
2/28/2017	$19.70	10,750,050	$211,819,623	-0.61%	1.60%	1.81%	-34.33%
3/31/2017	$19.25	10,150,050	$195,428,354	-2.28%	-0.52%	-0.52%	-35.83%
4/30/2017	$18.93	9,450,050	$178,936,038	-1.66%	-4.49%	-2.17%	-36.90%
5/31/2017	$18.85	8,900,050	$167,788,181	-0.42%	-4.31%	-2.58%	-37.17%
6/30/2017	$18.68	8,850,050	$165,359,886	-0.90%	-2.96%	-3.46%	-37.73%
7/31/2017	$19.15	8,750,050	$167,534,220	2.52%	1.16%	-1.03%	-36.17%
8/31/2017	$18.84	8,750,050	$164,834,840	-1.62%	-0.05%	-2.64%	-37.20%
9/30/2017	$18.76	8,550,050	$160,409,438	-0.42%	0.43%	-3.05%	-37.47%

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

The Fund and the Master Fund seek to track changes in the Thomson Reuters Equal Weight Continuous Commodity Index-Total Return over time. For the nine months ended September 30, 2017 and September 30, 2016, the Master Fund’s Net Asset Value underperformed the Index by 0.75% and 1.03%, respectively.

The Funds are unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Quantitative Disclosures

Market Risk by Sector

The following were the primary trading risk exposures of the Fund as of September 30, 2017 by market sector. The table below indicates the sector weighting of the Commodity Futures held within the Master Fund.

Sector	Sector Weight	Commodity
Grains	23.52%	Corn, Soybean, Wheat, Soybean Oil
Livestock	11.77%	Hogs, Cattle
Metals	23.52%	Gold, Silver, Platinum, Copper
Energy	17.62%	Crude Oil, Natural Gas, NY Harbor ULSD
Softs	23.57%	Coffee, Cocoa, Sugar, Cotton

Commodity Price Sensitivity and Interest Rate Sensitivity

The Master Fund is exposed to commodity price risk through its holdings of Commodity Futures and interest rate risk through its holdings of short-term U.S. Treasuries. The following tables provides information about the Master Fund’s investments, which were sensitive to both commodity price and interest rate risk.

As of September 30, 2017, the Master Fund’s long exposure Commodity Futures subject to commodity price risk were as follows:

Description	Range of Expiration Dates	Number of Contracts	Weighted- Average Price per Contract	Contract Multiplier	Notional Value	Unrealized Appreciation/ (Depreciation)
Energy
Natural Gas	November 2017 - March 2018	295	$3.19	$10,000	$9,418,170	$51,870
NY Harbor ULSD	November 2017 - March 2018	125	1.79	42,000	9,379,650	1,000,600
WTI Crude Oil	November 2017 - March 2018	181	52.15	1,000	9,439,310	642,110
Grains
Corn	December 2017 - May 2018	514	3.66	5,000	9,416,350	(623,626)
Soybean	January 2018 - May 2018	191	9.87	5,000	9,428,613	148,050
Soybean Oil	December 2017 - May 2018	474	0.33	60,000	9,419,778	(143,862)
Wheat	December 2017 - May 2018	405	4.65	5,000	9,409,500	(631,226)
Livestock
Lean Hogs	December 2017 - April 2018	363	0.65	40,000	9,430,740	(146,530)
Live Cattle	December 2017 - April 2018	200	1.18	40,000	9,431,890	245,320
Metals
Copper	December 2017 - May 2018	127	2.97	25,000	9,434,100	325,101
Gold 100 Ounce	December 2017 - April 2018	73	1,288.81	100	9,408,320	23,270
Platinum	January 2018 - April 2018	206	917.65	50	9,451,795	(514,880)
Silver	December 2017 - May 2018	112	16.76	5,000	9,385,920	(172,555)
Softs
Cocoa	December 2017 - May 2018	463	2,039.65	10	9,443,600	207,110
Coffee “C”	December 2017 - May 2018	192	1.31	37,500	9,448,800	(715,106)
Cotton No. 2	December 2017 - May 2018	276	0.68	50,000	9,410,680	(341,385)
Sugar No. 11	February 2018 - April 2018	596	0.14	112,000	9,452,083	(344,366)

					$160,209,299	$(990,105)

As of September 30, 2017, the Master Fund’s aggregate position in short-term U.S. Treasuries subject to interest rate risk were as follows:

Description	Range of Discount Rates	Range of Maturity Dates	Face Amount	Fair Value	Unrealized Appreciation/ (Depreciation)
U.S. Treasury Obligations
U.S. Treasury Bills	1.03% - 1.05%	October 2017 - December 2017	$155,000,000	$154,825,963	$16,807

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

The Managing Owner does not believe that there have been any change in the Funds’ internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Funds’ internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

We hereby incorporate by reference the information under the caption “Risk Factors” in the Company’s Prospectus filed with the SEC on October 26, 2017 pursuant to Rule 424(b) of the Securities Act of 1933, as amended (the “Prospectus”). We have not experienced any material changes from the risk factors previously described in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) For the three-months ended September 30, 2017, 350,000 Shares were redeemed for $6,603,357 and 50,000 Shares were created for $941,058. On September 30, 2017, 8,550,050 Shares of the Fund were outstanding for a market capitalization of $160,227,937, based on the September 30, 2017 closing price of $18.74 on the NYSE Arca.

(c) The following table shows the number of Shares redeemed (purchased back by the Fund, or “Issuer”) from Authorized Participants for each month during the quarter ended September 30, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	150,000	$18.66	N/A	N/A
August 1, 2017 to August 31, 2017	—	—	N/A	N/A
September 1, 2017 to September 30, 2017	200,000	$19.02	N/A	N/A

Total	350,000	$18.87	N/A	N/A

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

Date: November 8, 2017

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2017

WisdomTree Commodity Services, LLC,
Managing Owner of the WisdomTree Continuous Commodity Index Master Fund (co-registrant)

By:	/s/ Gregory Barton
Gregory Barton
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2017

By:	/s/ David Castano
David Castano
Chief Financial Officer
(Principal Financial Officer)

Date: November 8, 2017